Form 10QSB
period 1999-09-30
LUNA MEDICAL TECHNOLOGIES INC
filed 1999-11-15
CIK 1089104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


COMMISSION FILE NUMBER:


                         LUNA MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                            98-0207745
(State or other jurisdiction of (Primary Standard Industrial (I.R.S. Employer incorporation or organization) Classification Code Number) Identification No.)

1820-1095 West Pender Street, Vancouver, British Columbia, Canada     V6E 2M6
(Address of principal executive offices)                             (Zip Code)

                                 (604) 687-0719
                (Issuer's Telephone Number, including Area Code)



                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 1999, there were 7,310,660 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operation

Business of the Registrant. Luna Medical Technologies, Inc., a Nevada corporation ("Registrant"), formerly entitled Luna Technologies, Inc., was incorporated in the State of Nevada on January 19, 1999. On or about May 31, 1999, the Registrant changed its name to Luna Medical Technologies, Inc. The executive offices of the Registrant are located at 1820-1095 West Pender Street, Vancouver, British Columbia, Canada V6E 2M6. The Registrant's telephone number is 604.687.0719.

On or about January 31, 1999, the Registrant entered into an exclusive worldwide license agreement ("Agreement") with Luna Products, Inc., a Canadian corporation ("LPI"), to distribute the Luna Fertility Indicator ("Indicator"), a lightweight, re-usable home fertility test. As a point of clarification, as used in this Quarterly Report on Form 10-QSB the term "US$" means and refers to the currency of the United States of America, unless otherwise stated. As used in this Quarterly Report on Form 10-QSB the term "CDN$" means the currency of Canada, in Canadian Dollars, unless otherwise stated. The Agreement also grants the Registrant the right to distribute fertility charts with every purchase of the Indicator (described in more detail below). The license granted under the Agreement expires upon repayment of the Loan. However, the Registrant and LPI have orally agreed that the relationship between the Registrant and LPI will continue beyond the term of the License. Except for their relationship regarding the Indicator, the Registrant and LPI have no other affiliation.

The Indicator is a simple to use device whereby a woman can track her stages of fertility. The Indicator takes up slightly more space than a lipstick and can be used any private place with access to natural or clear light. A woman simply places a sample of her saliva on the clean slide, allows the saliva to dry, then holds the slide up to a 40-watt or greater light source and looks at the saliva pattern through the eyepiece. The woman then compares her saliva patterns indicated in the book of charts provided free of charge with the Indicator. Comparing the saliva patterns will indicate her state of fertility. The charts are easy to use, consisting mainly of the woman noting on the chart whether she is fertile or infertile based on the saliva patterns, thus providing a quick and easy reference indicating her monthly fertility cycle. If the woman is in the biologically active, fertile phase, her saliva will crystallize and fibrous "fern-type" patterns will be clearly viewed in the small Indicator in-home small microscope. Then she can rinse off the slide and put it away until the next use. The Registrant anticipates that the Indicator will be used as a guide to determine the different phases of the fertility cycle and as an aid to encourage conception. The Registrant does not intend for this device to be used or considered as a contraceptive or method of birth control.

The Registrant's Subsidiary. On or about May 11, 1999, the Registrant caused to be incorporated, in British Columbia, Luna Fertility Indicator, Inc. Luna Fertility Indicator, Inc., is currently a wholly-owned subsidiary of the Registrant. The Registrant anticipates that the primary business of Luna Fertility Indicator, Inc., will be marketing and distributing the Indicator.

Marketing and Sales Strategy. The Registrant has hired, on an as needed basis, Melissa Gervais to act as an in-house marketing and public relations consultant to co-ordinate an advertising campaign in targeted media such as medical journals, women's magazines, religious publications and other selected media. The Registrant hopes that Ms. Gervais' efforts will help generate immediate awareness of the Indicator. The Registrant will attempt to market the Indicator in major chain drug stores using selected regional distributors.

The Registrant has agreed in principal on a distribution contract with Bathurst Sales ("Bathurst") of Downsview, Ontario, Canada's leading distributor of cosmetics and personal care products, whose customers include London Drugs, Shoppers Drug Mart, Pharma Plus Drugmarts, Lawton's Drug Stores and Uniprix. Bathurst distributes products such as Revlon, John Frieda, Elizabeth Arden, Rubbermaid, AM Cosmetics and Vogue International, and its current clients are those that the Registrant desires will market and promote the Indicator. Bathurst will be informed of the dates of the Registrant's advertising programs to co-ordinate any co-operative advertising plans that its clients may have for the period. Bathurst has orally agreed to distribute the Indicator and negotiations are ongoing to reduce the terms, conditions and covenants to writing. The Registrant anticipates that the written agreement between the Registrant and Bathurst will provide for the shipment, FOB Vancouver, on a CDN$22.00 per unit basis.

The Registrant is in the process of developing new and attractive ways to market the Indicator. During the last several months, the Registrant has designed new packaging and marketing materials which the Registrant believes will enhance the appeal of the Indicator. The Indicator is now being represented in Canada by two distributors. The first distributor, Bathurst, sells various products to traditional drug stores. The second distributor, Inno-Vite, sells various products to health food stores such as Caper's, Vitamin House, Choices, Nutrition House, GNC and Noah's Natural Foods. The Registrant continues to negotiate with the companies interested in the Registrant's Indicator in other markets throughout the world. The Registrant anticipates that distribution arrangements will be finalized within six (6) months of securing the necessary governmental approvals in those foreign markets.

The Registrant has commenced sales of the Indicator in Canada. The Registrant has focused its initial sales efforts in Canada because it has received government approval to distribute the Indicator. The Registrant anticipates that it will initiate a mail order campaign and advertising in selected publications. The Registrant has begun discussing with potential distributors in Taiwan, South Africa and Turkey the potential foreign markets for the Indicator. The Registrant hopes to expand marketing and distribution into Spain, Turkey and the United States. However, since all discussions with such distributors are merely preliminary, the Registrant cannot predict when, or even if, it will penetrate such markets. The Registrant also anticipates providing distributors with rebates for co-operative advertising and freight and discount allowances. At this time, the Registrant's only business is the marketing and distribution of the Indicator. The Registrant is generating revenue from the sale of the Indicator in Canada. The Registrant has a very limited operating history and has not realized significant revenues from its operations.

The Indicator will be targeted toward: (i) chain drug stores and pharmacy retailers, (ii) distributors selling to health food chains, and (iii) natural or homeopathic medical clinics.

Liquidity. The Registrant has been in the development stage since January 19, 1999 (inception). As of September 30, 1999, Registrant has realized US$49,242 in revenues from sales of the Indicator. The cost of those sales amounted to US$31,282, resulting in a gross profit of US$17,960. The Consolidated Statement of Loss for the six month period ended September 30, 1999 indicates a net loss of US$144,445. At September 30, 1999, the Registrant had current assets of US$74,241. The majority of which is represented by US$40,000 in a loan receivable; and US$26,057 in accounts receivable. At September 30, 1999, the Registrant had current liabilities of US$170,994. At September 30, 1999, current assets exceeded current liabilities by US$96,753. The Registrant is not aware of any trends, demands, commitments or uncertainties that will result in the Registrant's liquidity decreasing or increasing in a material way. The
Registrant does currently hold short-term notes payable in the amount of US$71,522, however, those notes are unsecured. The US$19,883 loan payable to Campbell Capital Advisory, Inc., a private Canadian corporation controlled by Registrant's President, Gordon McDougall, bears no interest and has no fixed repayment terms. The US$41,939 loan payable to Javelin Enterprises bears interest at 10% per annum and is repayable without notice or penalty on or before June 2, 2000. The US$9,700 loan payable to Phoenix Titanium Recovery Corp. bears interest at 10% per annum and is repayable without notice or penalty on or before September 24, 2000.

Currently, the Registrant's source of liquidity is through the sale of its common stock, through loans and through revenue raised by sales of the Indicator. The Registrant believes, however, that the revenue stream produced through sales of the Indicator is increasing and will provide sufficient resources to meet its financial obligations for the next 12 month period.

The following chart represents the sales of the Indicator from January 19, 1999 (inception) to September 30, 1999:

--------------------------------------------------------------------------------
          Month                                   Sales          Units Sold
--------------------------------------------------------------------------------
          January 1999                            US $0              0
--------------------------------------------------------------------------------
          February 1999                           US $0              0
--------------------------------------------------------------------------------
          March 1999                          US $1,020             75
--------------------------------------------------------------------------------
          April 1999                          US $1,061             77
--------------------------------------------------------------------------------
          May 1999                           US $13,187            798
--------------------------------------------------------------------------------
          June 1999                           US $1,299             32
--------------------------------------------------------------------------------
          July 1999                           US $1,120             41
--------------------------------------------------------------------------------
          August 1999                         US $9,162            599
--------------------------------------------------------------------------------
          September 1999                     US $23,413          1,508
--------------------------------------------------------------------------------

The Registrant believes that between its revenue stream and its current cash resources it will be able to maintain its current operations. However, should these resources prove to be insufficient, the Registrant may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. Such additional capital may be received from additional public or private financings, as well as borrowings and other resources. If adequate cash is not available, the Registrant may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights that the Registrant would not otherwise relinquish. No assurance can be given, however, that the Registrant will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Registrant.

Impact of the Year 2000 Issue. The Registrant anticipates that the Year 2000 ("Y2K") could impact the business of the Registrant. Many business software applications use only the last two digits to indicate the applicable year. Unless these programs are modified, computers running time-sensitive software may be unable to distinguish between the year 1900 and the year 2000, resulting in system failures or miscalculations and disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Many Y2K problems might not be readily apparent when they first occur, but instead could imperceptibly degrade technology systems and corrupt information stored in computerized databases, in some cases before January 1, 2000.

At this time, none of Registrant's technology systems are computer controlled. However, there is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and will not have a material adverse effect on the Registrant's systems.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 15, 1999                 LUNA MEDICAL TECHNOLOGIES, INC.


                                           By: /s/ Gordon McDougall
                                               ----------------------------
                                               Gordon McDougall
                                               Its:     President

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------



                  ASSETS                                               September 30     March 31
                                                                          1999            1999
CURRENT ASSETS
Cash                                                                    $   1,107      $   9,897
      Accounts receivable                                                  26,057          1,091
      Loan receivable                                                      40,000         40,000
      Goods and Services Tax recoverable                                    5,352            920
      Inventory                                                             1,725          1,012
      Prepaid marketing expense                                                --         16,453
      Prepaid expenses                                                         --          5,637
                                                                        ---------      ---------
                                                                           74,241         75,010
                                                                        ---------      ---------

OTHER ASSETS
      Marketing licence                                                         1              1
      Trademark                                                               710             --
                                                                        ---------      ---------
                                                                              711              1
                                                                        ---------      ---------
                                                                        $  74,952      $  75,011
                                                                        =========      =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                          $  99,472      $  10,686
      Accrued marketing costs                                                  --         16,453
      Short term loans payable                                             71,522          4,469
                                                                        ---------      ---------
                                                                          170,994         31,608
                                                                        ---------      ---------

STOCKHOLDERS' EQUITY
      Preferred stock, 5,000,000 shares authorized, $.001 par value
            no shares issued and outstanding                                   --             --
      Common stock, 50,000,000 shares authorized, $.001 par value
            7,310,660 shares issued and outstanding                         7,311          7,311
      Additional paid-in capital                                           70,189         70,189
      Stock subscriptions receivable                                           --         (5,000)
      Deficit                                                            (173,542)       (29,097)
                                                                        ---------      ---------
                                                                          (96,042)        43,403
                                                                        ---------      ---------
                                                                        $  74,952      $  75,011
                                                                        =========      =========


The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Statement of Loss
(Unaudited - Prepared by Management)
For the six month period ended September 30, 1999
--------------------------------------------------------------------------------


SALES                                                               $    49,242

COST OF SALES                                                            31,282
                                                                    -----------

GROSS PROFIT                                                             17,960
                                                                    -----------

EXPENSES
      Audit and accounting                                                8,457
      Bank charges and interest                                           2,567
      Consulting                                                         35,277
      Legal                                                              13,957
      Management fees                                                    30,000
      Marketing                                                          46,361
      Office and telephone                                               15,527
      Rent                                                                4,200
      Transfer agent                                                      1,858
      Travel                                                              4,201
                                                                    -----------
                                                                        162,405
                                                                    -----------
NET LOSS                                                            $  (144,445)
                                                                    ===========



NET LOSS PER COMMON SHARE                                           $     (0.02)
                                                                    ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING                                 7,310,660
                                                                    ===========




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
(Unaudited - Prepared by Management)
For the six month period ended September 30, 1999
--------------------------------------------------------------------------------


COMMON STOCK
      Balance, beginning and end of period                            $   7,311
                                                                      ---------


ADDITIONAL PAID-IN CAPITAL
      Balance, beginning and end of period                               70,189
                                                                      ---------


DEFICIT
      Balance, beginning of period                                      (29,097)
      Net loss                                                         (144,445)
                                                                      ---------
      Balance, end of period                                           (173,542)
                                                                      ---------


TOTAL STOCKHOLDERS' EQUITY                                            $ (96,042)
                                                                      =========




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited - Prepared by Management)
For the six month period ended September 30, 1999
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $(144,445)
      Changes in non-cash working capital
            Accounts receivable                                         (24,966)
            Goods and Services Tax recoverable                           (4,432)
            Inventory                                                      (713)
            Prepaid marketing expense                                    16,453
            Prepaid expenses                                              5,637
            Accounts payable and accrued liabilities                     88,786
            Accrued marketing costs                                     (16,453)
                                                                      ---------
                                                                        (80,133)
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Trademark registration costs                                         (710)
                                                                      ---------


CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from short term loans payable                             67,053
      Receipt of stock subscriptions receivable                           5,000
                                                                      ---------
                                                                         72,053
                                                                      ---------
CHANGE IN CASH                                                           (8,790)

CASH, beginning of period                                                 9,897
                                                                      ---------

CASH, end of period                                                   $   1,107
                                                                      =========



Supplemental disclosures:
      Interest paid                                                   $   1,203
      Income taxes paid                                               $      --




The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     Luna Medical Technologies, Inc. and its wholly-owned subsidiary, Luna Fertility Indicator, Inc. were incorporated, respectively, January 19, 1999 under the laws of the State of Nevada and May 11, 1999 under the laws of the Province of British Columbia, Canada for the purpose of engaging in any lawful activity. The company has entered into an exclusive worldwide licence agreement with Luna Products Inc. to distribute the Luna Fertility Indicator, and is in the process of developing and implementing marketing plans for the products acquired. The company and its subsidiary maintain offices in Vancouver, British Columbia, Canada.

     On May 31, 1999, the company amended its articles of incorporation to reflect the change of its name from Luna Technologies, Inc. to Luna Medical Technologies, Inc.

2.   SHORT TERM LOANS PAYABLE

     Short term loans payable consist of the following:

     Loan payable to Campbell Capital Advisory, Inc. - an         $19,883      $4,469
           unsecured loan bearing no interest and with no
           fixed terms of repayment. Campbell Capital
           Advisory, Inc. is a private corporation controlled
           by the President of the company

     Loan payable to Javelin Enterprises - an unsecured            41,939          --
           loan bearing interest at 10% per annum
           Repayable without notice or penalty. Due
           June 2, 2000

     Loan payable to Phoenix Titanium Recovery Corp. -              9,700          --
           an unsecured loan bearing interest at 10% per
           annum.  Repayable without notice or penalty
           Due September 24, 2000
                                                                  -------     -------
     Total                                                        $71,522      $4,469
                                                                  =======     =======

LUNA MEDICAL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited - Prepared by Management)
September 30, 1999
--------------------------------------------------------------------------------


3.   RELATED PARTY TRANSACTIONS

     During the period, the company entered into transactions with related parties as follows:

     Management fees paid to a company of the President                 $30,000
     Marketing expenses reimbursed to a company of the President         15,000
     Office expenses reimbursed to a company of the President             7,200


4.   COMMITMENTS AND CONTINGENCIES

     On January 31, 1999, the company entered into a licencing agreement with Luna Products Inc. (LPI). This arrangement is recorded as a loan receivable of US$40,000 and a marketing licence of US$1. The agreement calls for the loan to be paid by a CDN$1 fee per unit for the first 30,000 units sold, and then a CDN$0.50 fee per unit sold in perpetuity. The loan does not have a stated rate of interest and management believes that sales should result in a complete repayment of this loan within one year. Furthermore, the licencing agreement calls for continuing royalties of 5% of Luna Medical Technologies' gross sales to Luna Products Inc. and CDN$1 to Jim Emmerson, a director of LPI, for each unit sold in perpetuity. Each of these royalties will be paid one month in arrears.

     On May 6, 1999, the company and LPI agreed to certain modifications to the licence agreement as to certain pricing and purchasing structures, and the company agreed to incur marketing expenses totalling not less than CDN$250,000 by May 31, 2000.