Form 10QSB
period 1999-12-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2000-02-15
CIK 1089104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO __________

COMMISSION FILE NUMBER:

                         LUNA MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                                   98-0207745
(State or other jurisdiction       (Primary Standard           (I.R.S. Employer
    of incorporation or         Industrial Classification    Identification No.)
      organization)                  Code Number)

  Suite 400, 900 West Hastings Street,
  Vancouver, British Columbia, Canada                                V6C 1E5
(Address of principal executive offices)                           (Zip Code)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 [ ] Yes       [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of December 31, 1999, there were 7,720,660 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Balance Sheet
(Unaudited - Prepared by Management)
December 31, 1999

                  ASSETS                                            December 31     March 31
                                                                           1999         1999
CURRENT ASSETS
      Cash                                                            $  69,680    $   9,897
      Accounts receivable                                                18,570        1,091
      Loan receivable                                                    40,000       40,000
      Goods and Services Tax recoverable                                  5,196          920
      Inventory                                                           3,500        1,012
      Prepaid marketing expense                                          21,429       16,453
      Prepaid expenses                                                       --        5,637
                                                                      ----------------------
                                                                        158,375       75,010
                                                                      ---------    ---------

OTHER ASSETS
      Marketing licence                                                       1            1
      Trademark                                                           2,552           --
                                                                      ----------------------
                                                                          2,553            1
                                                                      ----------------------
                                                                      $ 160,928    $  75,011
                                                                      =========    =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued liabilities                        $  80,720    $  10,686
      Accrued marketing costs                                                --       16,453
      Investor deposits                                                  30,000           --
      Short term loans payable                                           18,054        4,469
                                                                      ----------------------
                                                                        128,774       31,608
                                                                      ---------    ---------

STOCKHOLDERS' EQUITY
      Preferred stock, 5,000,000 shares authorized, $.001 par value
            no shares issued and outstanding                                 --           --
      Common stock, 50,000,000 shares authorized, $.001 par value
            7,720,660 shares issued and outstanding                       7,721        7,311
      Additional paid-in capital                                        274,779       70,189
      Stock subscriptions receivable                                         --       (5,000)
      Deficit                                                          (250,346)     (29,097)
                                                                      ---------    ---------
                                                                         32,154       43,403
                                                                      ---------    ---------
                                                                      $ 160,928    $  75,011
                                                                      =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Statement of Loss
(Unaudited - Prepared by Management)
For the nine month period ended December 31, 1999

SALES                                                               $   103,401

COST OF SALES                                                            68,524
                                                                    -----------

GROSS PROFIT                                                             34,877
                                                                    -----------

EXPENSES
      Audit and accounting                                               11,977
      Bank charges and interest                                           5,599
      Consulting                                                         66,775
      Legal                                                              31,180
      Management fees                                                    45,000
      Marketing                                                          59,468
      Office and telephone                                               23,217
      Rent                                                                4,200
      Transfer agent                                                      4,466
      Travel                                                              4,244
                                                                    -----------
                                                                        256,126
                                                                    -----------
NET LOSS                                                            $  (221,249)
                                                                    ===========

NET LOSS PER COMMON SHARE                                           $     (0.03)
                                                                    ===========

WEIGHTED AVERAGE NUMBER OF
      COMMON STOCK SHARES OUTSTANDING                                 7,356,215
                                                                    ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Statement of Stockholders' Equity
(Unaudited - Prepared by Management)
For the nine month period ended December 31, 1999

COMMON STOCK
         Balance, beginning of period                                 $   7,311
         Sale of common stock at $0.50 per share                            410
                                                                      ---------
         Balance, end of period                                           7,721
                                                                      ---------
ADDITIONAL PAID-IN CAPITAL
         Balance, beginning of period                                    70,189
         Sale of common stock at $0.50 per share                        204,590
                                                                      ---------
         Balance, end of period                                         274,779
                                                                      ---------
DEFICIT
         Balance, beginning of period                                   (29,097)
      Net loss                                                         (221,249)
                                                                      ---------
      Balance, end of period                                           (250,346)
                                                                      ---------
TOTAL STOCKHOLDERS' EQUITY                                            $  32,154
                                                                      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Consolidated Statement of Cash Flows
(Unaudited - Prepared by Management)
For the nine month period ended December 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                     $(221,249)
         Changes in non-cash working capital
                  Accounts receivable                                   (17,479)
                  Goods and Services Tax recoverable                     (4,276)
                  Inventory                                              (2,488)
                  Prepaid marketing expense                              (4,976)
                  Prepaid expenses                                        5,637
                  Accounts payable and accrued liabilities               70,034
                  Accrued marketing costs                               (16,453)
                                                                      ---------
                                                                       (191,250)
                                                                      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
         Trademark registration costs                                    (2,552)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Investor deposits                                                  30,000
      Proceeds from short term loans payable                             13,585
      Proceeds from sale of common stock                                205,000
      Receipt of stock subscriptions receivable                           5,000
                                                                      ---------
                                                                        253,585
                                                                      ---------

CHANGE IN CASH                                                           59,783

CASH, beginning of period                                                 9,897
                                                                      ---------

CASH, end of period                                                   $  69,680
                                                                      =========

Supplemental disclosures:
      Interest paid                                                   $   3,533
      Income taxes paid                                               $      --

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

LUNA MEDICAL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited - Prepared by Management)
December 31, 1999

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

2.   INVESTOR DEPOSITS

     Investor deposits represent amounts received from potential investors before the common stock offer had closed and the subscriptions had been accepted. Subsequent to the period end the stock offering closed and 60,000 shares were issued at a price of $0.50 per share.

3.   SHORT TERM LOANS PAYABLE

     Short term loans payable consist of the following:

     Loan payable to Campbell Capital Advisory, Inc. - an      $ 6,415  $ 4,469
           unsecured loan bearing no interest and with no
           fixed terms of repayment. Campbell Capital
           Advisory, Inc. is a private corporation controlled
           by the President of the company
     Loan payable to Javelin Enterprises - an unsecured          1,939       --
           loan bearing interest at 10% per annum
           Repayable without notice or penalty. Due
           June 2, 2000
     Loan payable to Phoenix Titanium Recovery Corp. -           9,700       --
           an unsecured loan bearing interest at 10% per
           annum.  Repayable without notice or penalty
           Due September 24, 2000
                                                               -------  -------
     Total                                                     $18,054  $ 4,469
                                                               =======  =======

LUNA MEDICAL TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(Unaudited - Prepared by Management)
December 31, 1999

4.   STOCK PURCHASE WARRANTS

     The company has issued warrants that entitle the holders to purchase up to 410,000 shares of the capital stock of the company at a price of $1.00 per such share at any time prior to December 1, 2000.

5.   RELATED PARTY TRANSACTIONS

     During the period, the company entered into transactions with related parties as follows:

     Management fees paid to a company of the President            $67,500
     Marketing expenses reimbursed to a company of the President    33,750
     Office expenses reimbursed to a company of the President       17,550

6.   COMMITMENTS AND CONTINGENCIES

     Licensing Agreement

     On January 31, 1999, the company entered into a licensing agreement with Luna Products Inc. (LPI). This arrangement is recorded as a loan receivable of US$40,000 and a marketing licence of US$1. The agreement calls for the loan to be paid by a CDN$1 fee per unit for the first 30,000 units sold, and then a CDN$0.50 fee per unit sold in perpetuity. The loan does not have a stated rate of interest. Furthermore, the licensing agreement calls for continuing royalties of 5% of Luna Medical Technologies' gross sales to Luna Products Inc. and CDN$1 to Jim Emmerson, a director of LPI, for each unit sold in perpetuity. Each of these royalties will be paid one month in arrears. On May 6, 1999, the company and LPI agreed to certain modifications to the licence agreement as to certain pricing and purchasing structures, and the company agreed to incur marketing expenses totalling not less than CDN$250,000 by May 31, 2000.

     Marketing and Management Agreement

     The company's wholly-owned subsidiary, Luna Fertility Indicator, Inc. (the "subsidiary") has entered into an agreement with Melissa Gervais, Inc. ("Gervais") whereby the subsidiary has engaged Gervais to provide marketing and management services for a period of 10 years for a fee of CDN$5,000 per month, premises rental of CDN$600 per month and an option to purchase a 7.2% interest in the subsidiary for a nominal price. Should the subsidiary's net revenue (as defined by the agreement) exceed CDN$7,500 per month for four consecutive months, the monthly fee shall increase to CDN$6,250. Furthermore, the subsidiary will pay Gervais a performance bonus of 5% of net operating profits of the subsidiary.

Item 2. Management's Discussion and Analysis or Plan of Operation

Business of the Registrant. Medical Technologies, Inc., a Nevada corporation ("Registrant"), formerly entitled Luna Technologies, Inc., was incorporated in the State of Nevada on January 19, 1999. On or about May 31, 1999, the Registrant changed its name to Luna Medical Technologies, Inc. The executive offices of the Registrant are located at Suite 400, 900 West Hastings Street, Vancouver, British Columbia, Canada V6C IE5. The Registrant's telephone number is 604.687.0719.

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

Marketing and Sales Strategy. The Registrant's subsidiary, Luna Fertility Indicator, Inc., has entered into a management services contract with Melissa Gervais, Inc. ("Gervais, Inc.") (more particularly described in Note 6 of the financial statements included within Item 1 of this Form 10-QSB). For an initial term of 10 years, Gervais, Inc. will provide in-house marketing and public relations services and will co-ordinate an advertising campaign in targeted media such as medical journals, women's magazines, religious publications and other selected media. The Registrant will attempt to market the Indicator in major chain drug stores using selected regional distributors.

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

The Registrant has commenced sales of the Indicator in Canada. The Registrant has focused its initial sales efforts in Canada because it has received government approval to distribute the Indicator. The Registrant anticipates that it will initiate a mail order campaign and advertising in selected publications. The Registrant has begun discussing with potential distributors in Taiwan, South Africa and Turkey the potential foreign markets for the Indicator. The Registrant hopes to expand marketing and distribution into Spain, Turkey and the United States. However, since all discussions with such distributors are merely preliminary, the Registrant cannot predict when, or even if, it will penetrate such markets. The Registrant also anticipates providing distributors with rebates for co-operative advertising and freight and discount allowances. At this time, the Registrant's only business is the marketing and distribution of the Indicator. The Registrant is generating revenue from the sale of the Indicator in Canada (more particularly described in Item 2 of this Amendment No. 1 to the Registrant's Registration Statement on Form 10-SB). The Registrant has a very limited operating history and has not realized significant revenues from its operations.

The Indicator will be targeted toward: (i) chain drug stores and pharmacy retailers, (ii) distributors selling to health food chains, and (iii) natural or homeopathic medical clinics.

Liquidity. The Registrant has been in the development stage since January 19, 1999 (inception). As of December 31, 1999, the Registrant has realized US$103,401 in revenues from sales of the Indicator. The cost of those sales amounted to US$68,524, resulting in a gross profit of US$34,877. The Consolidated Statement of Loss for the nine-month period ended December 31, 1999 indicates a net loss of US$221,126. At December 31, 1999, the Registrant had current assets of US$158,375. The majority of which is represented by US$69,680 in cash; US$40,000 in a loan receivable; US$21,429 in prepaid marketing expenses; and US$18,570 in accounts receivable. At December 31, 1999, the Registrant had current liabilities of US$128,774. At December 31, 1999, current assets exceeded current liabilities by US$29,601. The Registrant is not aware of any trends, demands, commitments or uncertainties that will result in the Registrant's liquidity decreasing or increasing in a material way. The Registrant does currently hold short-term notes payable in the amount of US$18,054, however, those notes are unsecured. The US$6,415 loan payable to Campbell Capital Advisory, Inc., a private Canadian corporation controlled by the Registrant's President, Gordon McDougall, bears no interest and has no fixed repayment terms. The US$1,939 loan payable to Javelin Enterprises and the US$9,700 loan payable to Phoenix Titanium Recovery Corp. bear interest at 10% per annum and are repayable without notice or penalty on or before June 2, 2000 and September 24, 2000, respectively.

Currently, the Registrant's source of liquidity is through the sale of its common stock, through loans and through revenue raised by sales of the Indicator. The Registrant believes, however, that the revenue stream produced through sales of the Indicator is increasing and will provide sufficient resources to meet its financial obligations for the next 12-month period.

The following chart represents the sales of the Indicator from January 19, 1999 (inception) to December 31, 1999:

        ------------------------------------------------------------
        Month                   Sales              Units Sold
        ============================================================
        January 1999             US$0                  0
        ------------------------------------------------------------
        February 1999            US$0                  0
        ------------------------------------------------------------
        March 1999             US$1,020                75
        ------------------------------------------------------------
        April 1999             US$1,061                77
        ------------------------------------------------------------
        May 1999              US$13,187               798
        ------------------------------------------------------------
        June 1999              US$1,299                32
        ------------------------------------------------------------
        July 1999              US$1,120                41
        ------------------------------------------------------------
        August 1999            US$9,162               599
        ------------------------------------------------------------
        September 1999        US$23,413              1,508
        ------------------------------------------------------------
        October 1999          US$37,773              2,579
        ------------------------------------------------------------
        November 1999          US$1,324                80
        ------------------------------------------------------------
        December 1999         US$15,060              1,044
        ------------------------------------------------------------

The Registrant believes that between its revenue stream and its current cash resources it will be able to maintain its current operations. However, should these resources prove to be insufficient, the Registrant may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. Such additional capital may be received from additional private or public financings, as well as borrowings and other resources. If adequate cash is not available, the Registrant may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Registrant to relinquish rights that the Registrant would not otherwise relinquish. No assurance can be given, however, that the Registrant will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Registrant.

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

Dated: February 14, 2000            LUNA MEDICAL TECHNOLOGIES, INC.

                                    By:    /s/  GORDON MCDOUGALL
                                           -----------------------------------
                                           Gordon McDougall
                                    Its:   President