Form 10KSB
period 2000-03-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2000-07-14
CIK 1089104

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934, for the fiscal year ended March 31, 2000

                            Commission File No. _____

                         LUNA MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

  NEVADA                                                              98-0207745
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

Suite 400, 900 West Hastings Street,
Vancouver, British Columbia, Canada                                      V6C 1E5
(Address of registrant's principal executive offices)                 (Zip Code)

                                  604.687.0719
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes [X]            No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: US$111,712.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 31, 2000, approximately $0.50.

The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 8,040,660 on March 31, 2000.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):
                           Yes [_]            No [X]

PART I.

Item 1.  Description of Business.

Development of the Company. Luna Medical Technologies, Inc., a Nevada corporation, formerly entitled Luna Technologies, Inc., was incorporated in the State of Nevada on January 19, 1999. In May, 1999, the Company changed its name to Luna Medical Technologies, Inc. Our executive offices are located at Suite 400, 900 West Hastings Street, Vancouver, British Columbia, Canada V6C 1E5. Our telephone number is (604) 687-0719. Our facsimile number is (604) 622-5575. In May, 1999, the Company caused to be incorporated in British Columbia, Luna Fertility Indicator, Inc., a wholly-owned subsidiary of this Company. The primary business of Luna Fertility Indicator, Inc., is marketing and distributing the Luna Fertility Indicator.

For purposes of clarification, anytime the symbol "US" is used within this Annual Report of Form 10-KSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

Business of the Company. On or about February 1, 2000, our subsidiary Luna Fertility Indicator, Inc., renegotiated a licensing agreement that we had entered into with Luna Products, Inc., a Canadian corporation ("LPI") in or about January 1999. Pursuant to the agreement with LPI, Luna Fertility Indicator, Inc., was granted the worldwide right to market a lightweight, re-usable home fertility test known as the Luna Fertility Indicator (the "Fertility Indicator"). Within this agreement, Luna Fertility Indicator, Inc., agreed, among other things, (i) to pay the cost of any government approval it sought in connection with the Fertility Indicator; and (ii) to expend direct marketing and promotional costs of not less than CDN$250,000.00. To facilitate the transaction, we agreed to forgive a US$40,000.00 loan we made to LPI. Luna Fertility Indicator, Inc., also agreed to pay Mr. James Emmerson, a director of LPI, a royalty of CDN$1.00 for every Fertility Indicator sold. The initial term of the agreement is for 15 years from February 1, 2000. In addition, the agreement provides for two renewal terms of 5 years on the same terms and conditions governing the initial 15 year term.

The concept behind the Fertility Indicator has been used in Europe for some time. Although no product exactly like the Fertility Indicator is being sold in Europe, we believe that the medical principles behind the Fertility Indicator involving the analysis of a woman's saliva to determine fertility have been the subject of clinical tests to verify the safety of that concept. However, we have not conducted our own testing regarding the accuracy of the Fertility Indicator and we cannot attest to the extent, nature, accuracy or validity of any third party tests. Quite simply, a woman's body fluids indicate the changes in hormones during different phases of her fertility cycle. When the dried fluids are viewed through a powerful magnifier, patterns in the crystallized fluids indicate the stage of her fertility cycle. The Fertility Indicator relies on the medical fact that saliva crystallizes in the same special way as uterine cervical mucus, due to the action of the estrogens, presenting the appearance of fern-type branches. In 1948, Dr. Ridborg first discovered physiological variations in the crystallized arrangement of saliva (or cervical uterine mucus) related to ovulation. Later, Doctors Evelyn L. and John J. Billings identified this scientific discovery as an indicator of female fertility. We cannot attest to the accuracy, extent, nature or validity of those tests conducted by Evelyn and John Billings.

In 1969, at the Royal Academy of Medicine in Barcelona, Spain, Dr. Biel documented his investigations evidencing the relationship between hormonal changes during the menstrual cycle and crystallization of female saliva during ovulation, which followed an identical pattern in uterine cervical mucus. Specifically, a woman's saliva and uterine cervical mucus only crystallize during a period of from 6 to 8 days, during the fertile stage of the menstrual and ovulation cycle. It is important to note that individual advances and delays in ovulation do not affect this method's precision, as the method relies on ovulation itself rather than a projected cycle date. We cannot attest to the accuracy, extent, nature or validity of those tests conducted by Dr. Biel.

The secretion of estrogen and progesterone changes daily during a woman's menstrual cycle, influencing the characteristics, which can be observed in the dried body fluids, in particular, saliva and cervical fluid. These observable characteristics include an increase in filaceousness (that is, the appearance of thread-type anatomical structures) and specific changes in the crystalline patterns during the days preceding ovulation. The increase of estrogen during the whole of the first stage of the menstrual cycle produces changes in the consistency and crystallization of saliva, in the same way as in uterine cervical mucus. The estrogens only produce crystallization of these fluids when they reach a certain concentration. This concentration is reached 3 to 4 days prior to ovulation.

The simple procedure to produce and examine these crystalline patterns is by placing a saliva (or cervical mucus fluid) sample on a slide to evaporate and view through a small, powerful, hand-held microscope. By repeated in-home testing, a woman can track her complete ovulation cycle without the nuisance of urine tests, temperature tests and monthly calendar tracking, or costly visits to a fertility or health care service. It is totally private, non-invasive, and chemical free method of testing for fertility.

The Fertility Indicator takes up slightly more space than a lipstick and can be used any private place with access to natural or clear light. A woman simply places a sample of her saliva on the clean slide, allows the saliva to dry, then holds the slide up to a 40-watt or greater light source and looks at the saliva pattern through the eyepiece. The woman then compares her saliva patterns indicated in a book of charts provided free of charge with the Fertility Indicator. Comparing the saliva patterns will indicate her state of fertility. If the woman is in the biologically active, fertile phase, her saliva will crystallize and fibrous "fern-type" patterns will be clearly viewed in the small Indicator in-home small microscope. Then she can rinse off the slide and put it away until the next use.

We anticipate that the Indicator will be used as a guide to determine the different phases of the fertility cycle and as an aid to encourage conception. We do not intend for this device to be used or considered as a contraceptive or method of birth control.

Government Approval. In order to sell the Fertility Indicator in Canada, we were required to obtain a Drug Identification Number ("DIN"). We applied for and received DIN186759.

In order to sell the Fertility Indicator in the United States, we have filed the requisite documents for application with the Food and Drug Administration ("FDA"). We cannot predict when, or if, we will ever obtain FDA approval for the Fertility Indicator in the United States. We anticipate that we will market the Fertility Indicator to various countries and will at that time make the proper application for any required governmental approvals. At this time, we have not applied for any additional governmental approvals.

Patents. LPI has applied for and received a Canadian design patent for the manufacture of the Fertility Indicator. We have not been assigned any ownership rights in that Canadian patent. Neither LPI nor the Company have either applied for or obtained a United States patent covering the Fertility Indicator. We do regard certain aspects of the Fertility Indicator as proprietary and will attempt to protect such proprietary information through contractual restrictions on disclosure, copying and distribution. We do not hold any patents. Except as protected by the Canadian patent held by LPI, there can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to ours or LPI's technologies. While we believe that our rights in the Fertility Indicator do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any such claims, with or without merit, can be time consuming and difficult to defend and, if successful, could have a material adverse effect on the Company.

Employees. We do not currently have any employees. We utilize the services of three consultants. Campbell Capital Advisory, Inc., provides the Company with the management and administrative services of Gordon McDougall, President, Chief Executive Officer and sole director of the Company. Melissa Gervais, Inc., provides the services of Melissa Gervais for marketing, management and administration for the Company's wholly-owned subsidiary. Glen Wallace, CGA, Inc., supplies accounting and financial consulting services to the Company on a month-to-month, as needed basis.

Competition. Competition in the field of diagnostic home fertility tests is intense. We compete directly with other companies and businesses that have developed and are in the process of developing products which will be competitive with the Fertility Indicator. There can be no assurance that other technologies or products which are functionally equivalent or similar to the Fertility Indicator have not been developed or are not in development. Many of these competitors have greater financial and other resources, and more experience in distribution and marketing of fertility indication products, than we do.

The medical devices industry continues to undergo rapid change and competition is intense and is expected to increase. There can be no assurance that competitors have not or will not succeed in developing technologies and products that are more accurate and/or simple than the Fertility Indicator's saliva crystallization method and would, accordingly, render the Fertility Indicator obsolete and noncompetitive. Many of our competitors have substantially greater experience, financial and technical resources and production, marketing and development capabilities than we possess. Accordingly, certain of those competitors may succeed in obtaining regulatory approval for products more rapidly or effectively we may be capable of. When, and if, we begin producing our products on a large scale, we will be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have no experience.

The demand for diagnostic, at-home fertility level indicators is ever increasing. There are currently numerous devices on the market to aid in predicting the time of ovulation including such products that utilize urine or blood samples to detect the level of the Luteinising Hormone (LH) in the sample. Other such similar products utilize a microprocessor to optimize the basal body temperature and calendar method of ovulation prediction. However, direct competition with the Fertility Indicator is far less severe as there are only a few products available that utilize saliva tests in predicting the time of ovulation.

We have identified two significant competitors, Personal Fertility Technologies, Inc. and Med-Direct Products, Inc. Personal Fertility Technologies, Inc. ("PFT") is headquartered in Gold River, California, PFT has designed a product called the PFT 1-2-3(TM), which uses colored slides to incorporate a technique similar to the staining method used in medical test laboratories. PFT has distributors in Mexico, Germany, Hong Kong and Canada. To the best of our knowledge, this product has not been approved by the United States Food and Drug Administration.

Med-Direct Products Inc. ("MDP") is headquartered in Australia, MDP distributes
(i) the Lady Fertility Tester, a saliva-based fertility test; (ii) the Bioself Fertility Indicator, a temperature and calendar-based fertility test; (iii) the Lady Ovulation Tester, a urine-based fertility test; and (iv) the Lady Pregnancy Tester, also a urine-based fertility test. The Lady Fertility Tester is not for sale in either Canada or the United States. In Australia, the Lady Fertility Tester retails for 55 Australian Dollars or approximately CDN$60.00. The Luna Fertility Indicator retails for approximately CDN$65.00. We also believe that we will have a significant advantage over the Australian product because of the North American Free Trade Agreement and monetary exchange rates favorable for the export of Canadian products.

Item 2. Description of Property.

Property held by the Company. The Company does not own any significant property.

The Company's Facilities. The Company occupies facilities consisting of approximately 600 square feet of rented commercial office space located at 400 - 900 West Hastings Street, Vancouver, British Columbia, V6C 1E5. The office space is furnished by Regions Group Executives Officers on a month-to-month basis at a rate of CDN$1,800.00 per month. The Company's wholly-owned subsidiary also rents storage and work space from Melissa Gervais for CDN$600.00 per month.

Item 3. Legal Proceedings

There are no legal actions pending against the Company nor are any such legal actions contemplated.

Item 4. Submission of Matters to a Vote of Security Holders. Within the last fiscal year, we did not submitted any matters to a vote of security holders.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters

Reports to Security Holders. The Company is now a reporting company with the Commission, and will provide an annual report to its security holders, which will include audited financial statements. The public may read and copy any materials filed with the Commission, including the Company's Registration Statement on Form SB-2 and the Registration Statement on Form 10-SB, and all exhibits and schedules thereto, at the Commission's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Copies of all or any part thereof may be obtained from such office after payment of fees prescribed by the Securities and Exchange Commission. The public may also obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The address of that site is http://www.sec.gov.

On May 2, 2000, the Company filed a Registration Statement on Form SB-2 ("SB-2"). Pursuant to that SB-2, the Company registered all of its then issued and outstanding common stock. The Company also registered 410,000 shares of its common stock for issuance upon the exercise of 410,000 unexercised warrants. On May 11, 2000, the Company's SB-2 was declared effective by the Securities and Exchange Commission.

The Company is authorized to issue 50,000,000 shares of common stock, $.001 par value, each share of common stock having equal rights and preferences, including voting privileges; and 5,000,000 shares of the preferred stock, $.001 par value. The shares of $.001 par value common stock of the Company constitute equity interests in the Company entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments. The Bylaws of the Company specify how the cash available for distribution, whether occurring from operations or sales or refinancing, is to be shared among the shareholders. The holders of the Company's common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of the Company or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors. The holders of the Company's common stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors from funds legally available therefor; provided, however, that cash dividends are at the sole discretion of the Company's Board of Directors. In the event of liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of the Company and after provision has been made for each class of stock, if any, having preference in relation to the Company's common stock. Holders of the shares of Company's common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to the Company's common stock. All of the outstanding shares of Company's common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividend Policy. Any payment of dividends will be at the sole and absolute discretion of the Company's Board of Directors and will depend upon earnings, financial condition, capital requirements, amount of indebtedness, contractual restrictions with respect to payment of dividends, and other factors. Any such dividends may be paid in cash, property or shares of the Company's capital stock. The Company has not paid any dividends since its formation, and it is not probable that any dividends on the Company's $.001 par value common stock will be declared at any time in the foreseeable future. Any future dividends will be subject to the discretion of the Company's Board of Directors, and will depend upon, among other things, the operating and financial condition of the Company, the Company's capital requirements and general business conditions. Therefore, there can be no assurance that any dividends on the Company's $.001 par value common stock will be paid in the future.

Stock Options. The Board of Directors of the Company intends to adopt a stock option plan ("Stock Option Plan"). The Stock Option Plan will be designed to retain qualified and competent officers, employees and directors of the Company. The Company's Board of Directors, or a committee thereof, shall administer the Stock Option Plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of the Company. Options will be granted pursuant to the provisions of the Stock Option Plan on such terms and at such prices as determined by the Company's Board of Directors. Options granted pursuant to the Stock Option Plan will be exercisable after the period specified in the option agreement. Options granted under the Stock Option Plan will not be exercisable after the expiration of ten (10) years from the date of grant. The Stock Option Plan will also authorize the Company to make loans to optionees to enable them to exercise their options.

Warrants. As of March 31, 2000, there were four hundred ten thousand (410,000) warrants outstanding. Each of these warrants expire by their own terms on December 1, 2000. Each warrant grants the holder to purchase one share of the Company's $.001 par value common stock for US$1.00 per share. Each warrant was issued pursuant to Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

Item 6. Plan of Operation

THIS ANNUAL REPORT SPECIFIES FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY ("FORWARD-LOOKING STATEMENTS") INCLUDING, WITHOUT LIMITATION, FORWARD-LOOKING STATEMENTS REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS AND FUTURE STRATEGIES. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "COULD", "MAY", "WILL", "EXPECT", "SHALL", "ESTIMATE", "ANTICIPATE", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", "INTEND" OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS ANNUAL REPORT ON FOR 10-KSB HAVE BEEN COMPILED BY MANAGEMENT OF THE COMPANY ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THIS REPORT ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

General. We hold the exclusive worldwide license to distribute and market the Luna Fertility Indicator--a lightweight, easy-to-use, reusable home fertility test. We have recently developed new and attractive ways to market the Luna Fertility Indicator and have sought and procured distribution from one of Canada's leading distributors of cosmetics and personal care products as well as from a health product distributor. Other than the Luna Fertility Indicator, we are not currently in the process of developing, licensing, marketing or distributing other products. We may, however, acquire the right to sell or distribute and market compatible products or other medical technologies in the future. Therefore, other than the costs related to the continued distribution and marketing of the Luna Fertility Indicator, we do not anticipate significant expenditures on acquisition or development of other products during the current fiscal year. We will focus our initial marketing and distributing the Luna Fertility Indicator.


Our business may expose us to potential product liability risks that are inherent in the marketing of health care related products. We do not currently have product liability insurance. There can be no assurance that we will be able to obtain or maintain such insurance on acceptable terms or, if obtained, that such insurance will provide adequate coverage against potential liabilities. We face a business risk of exposure to product liability and other claims in the event that the use of any of our products is alleged to have resulted in adverse effects. Such risk exists even with respect to those products that are manufactured in licensed and regulated facilities or that otherwise possess regulatory approval for commercial sale. There can be no assurance that we will avoid significant product liability exposure. While we have taken, and will continue to take, what we believe are appropriate precautions, there can be no assurance that we will avoid significant liability exposure. An inability to obtain product liability insurance at acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the marketing and distribution of our products. A product liability claim could have a material adverse effect on our business, financial condition and results of operations.

Our strategy for growth is substantially dependent upon our ability to market and distribute the Luna Fertility Indicator successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with the Company, and have the advantage of marketing existing products with existing production and distribution facilities. There can be no assurance that we will be able to market and distribute products on acceptable terms, or at all. Our failure to market our products successfully could have a material adverse effect on our business, financial condition or results of operations.

The medical products industry has been under increasing scrutiny by various regulatory agencies. We may be subject to various forms of government regulations, including consumer safety laws and environmental safety laws in all countries in which the Luna Fertility Indicator is marketed and distributed. Any future violation of, or the cost of compliance with, these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

The medical products industry is rapidly changing through the continuous development and introduction of new products. Our ability to compete may be dependent upon our ability to enhance and improve our products continually. There can be no assurance that competitors will not develop technologies or products that render our products obsolete or less marketable. We may be required to adapt to technological changes in the industry and develop products to satisfy evolving industry or customer requirements, any of which could require the expenditure of significant funds. At this time, we do not have a source of commitment for such funds. Continued refinement and improvement costs are risks inherent in marketing and distribution development, including unanticipated technical or other problems which could result in material delays in product distribution.

Liquidity and Capital Resources. From the date of commencement of sales on March 1, 1999, through March 31, 2000, we generated US$112,732.00 through the sales of the Luna Fertility Indicator. Prior to March 1, 1999, we did not have any other source of revenue. Our only other source of liquidity is through the sale of our capital stock. We have funded our operations primarily through equity financings. From inception to March 31, 2000, we raised US$442,500.00 through equity financings.

At March 31, 2000, we had cash resources of US$63,403.00. We have incurred losses since inception resulting in a shareholders' equity of US$1,373.00 and working capital deficit of US$6,669.00.

General and administrative costs for the fiscal year ended March 31, 2000, were US$42,503.00 primarily as a result of office and promotional expenses and loss on foreign exchange. We anticipate that spending for general and administrative costs for the next six months will be approximately US$20,000.00. Selling and marketing costs for the fiscal year ended March 31, 2000 were US$142,572.00 primarily as a result of marketing the Luna Fertility Indicator.

We recognized a net loss for the fiscal year ended March 31, 2000 of US$419,282.00which loss was primarily the result of developing markets for the Luna Fertility Indicator, for professional fees (auditors and legal fees) associated with keeping the Company compliant with Securities and Exchange Commission reporting requirements, and for management and consulting fees.

Our continued corporate existence is dependent on our ability to meet our financing requirements and the success of our business plan.

Marketing and Channels of Distribution. Our subsidiary, Luna Fertility Indicator, Inc., has entered into a management services contract with Melissa Gervais, Inc. ("Gervais, Inc."). For an initial term of 10 years, Gervais, Inc. will provide in-house marketing and public relations services and will co-ordinate an advertising campaign in targeted media such as medical journals, women's magazines, religious publications and other selected media. We will attempt to market the Luna Fertility Indicator in major chain drug stores using selected regional distributors.

Bathurst Sales ("Bathurst") of Downsview, Ontario, Canada's leading distributor of cosmetics and personal care products, has been distributing the Luna Fertility Indicator to its customers including London Drugs, Shoppers Drug Mart, Pharma Plus Drugmarts, Lawton's Drug Stores and Uniprix since November 1999. Bathurst distributes products such as Revlon, John Frieda, Elizabeth Arden, Rubbermaid, AM Cosmetics and Vogue International, and its current clients are those to whom we will market and promote the Luna Fertility Indicator. Bathurst is informed of the dates of our advertising programs to co-ordinate any co-operative advertising plans that its clients may have for the period. Bathurst has orally agreed to distribute the Luna Fertility Indicator and negotiations are ongoing to reduce the terms, conditions and covenants to writing. Luna Fertility Indicator, Inc., has also entered into distribution arrangements with companies in New Zealand and South Africa. However, the specific terms and conditions of such distribution arrangements are the subject of ongoing negotiations.

We have developed new and attractive ways to market the Luna Fertility Indicator, including new packaging and marketing materials which will enhance the appeal of the Luna Fertility Indicator. The Luna Fertility Indicator is now being represented in Canada by two distributors. The first distributor, Bathurst, as mentioned in the preceding paragraph, sells various products to traditional drug stores. The second distributor, Inno-Vite, sells various products to health food stores such as Caper's, Vitamin House, Choices, Nutrition House, GNC and Noah's Natural Foods. We continue to negotiate with the companies interested in our Luna Fertility Indicator in other markets throughout the world. We anticipate that distribution arrangements will be finalized within six (6) months of securing the necessary governmental approvals in those foreign markets.

We are also involved in the advertising and promotion of the Luna Fertility Indicator on the Internet. Our Internet website is www.lunafert.com. Our website contains general information on how the Luna Fertility Indicator works, frequently asked questions, the chart, where to purchase the Luna Fertility Indicator (such information lists locations in only those jurisdictions where the Luna Fertility Indicator may be sold) and the Company. In March 2000, we launched our e-commerce website where we will sell the Luna Fertility Indicator. We plan to take all of the necessary precautions to ensure secure transmission of confidential information, including, but not necessarily limited to, the reliance on encryption and authentication technology.

Company's Plan of Operation For Next 12 Months. During the next 12 months, we plan to continue marketing the Luna Fertility Indicator. We hope that our efforts will allow us to develop markets in other jurisdictions. We cannot guarantee, however, that we will be able to acquire the necessary regulatory approval to market the Luna Fertility Indicator in additional markets. We have enjoyed modest sales of the Luna Fertility Indicator and we hope to increase such sales. We anticipate developing relationships with certain distributors who will facilitate the distribution of the Luna Fertility Indicator in additional markets. We will also continue to research ways to improve the attractiveness of the product and the appeal to the average household. We will also pursue other opportunities as they arise.

Changes in Number of Employees. During the next 12 months, depending on the success of our marketing plan, we may be required to hire additional employees; however, we are not able to provide a reasonable estimate of the number of such additional employees which may be required at this time.

Item 7.  Financial Statements

Copies of the financial statements specified in Regulation 228.310 (Item 310) are filed with this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company's accountants since the formation of the Company required to be disclosed pursuant to Item 304 of Regulation S-B.

PART III.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and principal executive officers of the Company are as specified on the following table:

        ===============================================================================================================
        Name                   Age    Position
        ---------------------------------------------------------------------------------------------------------------
        Gordon McDougall       44     President,   Chief  Executive  Officer,   Secretary,   Chief  Financial  Officer,
                                      Treasurer,  sole  director  of  the  Company.  Secretary  and  Director  of  Luna
                                      Fertility Indicator, Inc.
        ---------------------------------------------------------------------------------------------------------------

Gordon McDougall, age 44, is President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and sole director of the Company. Mr. McDougall has 17 years experience in general management, venture capital and financing, primarily with emerging companies. From 1994 to January 1996 he was Chief Executive Officer for Sierra Capital Corporation. Previously, Mr. McDougall was a registered representative with Nesbitt, Thomson, Bongard, Inc; Corporate Development Consultant; SOLUS Technology Corporation (building automation systems) and President of LMB Holdings Ltd. (consulting and franchising). From April 1986 to June 1987, Mr. McDougall was Vice President of Orcatron Communications, Inc. From September 1987 to May 1998, Mr. McDougall was President of LMB Holdings Ltd. Mr. McDougall was also President of Campbell Technologies Inc. (an OTCBB company specializing in the acquisition, funding and management of emerging technology-based companies), and President, Chief Financial Officer and Secretary of C-2 Technologies, Inc. Mr. McDougall is the current President and Chief Executive Officer of Campbell Capital Advisory, Inc. Mr. McDougall's experience as a director includes directorships with Orcatron Communications Ltd. (manufacturer of wireless communication equipment for underwater use by commercial, military and recreational divers); Shelter Island Venture Capital (VCC) Corp. (founding shareholder); Raider Reach Manufacturing Ltd (construction equipment); BCS Technology Inc.; Sierra Capital Corp.; Campbell Technologies, Inc.; and C-2 Technologies, Inc.

On or about March 17, 2000, Gordon McDougall resigned as the Company's President. Mr. McDougall agreed to remain as a director of the Company. Also on or about March 17, 2000, we approved the appointment of Mr. Brad Desaulniers as President and a director of the Company.

On May 9, 2000, we accepted the resignation of Mr. Brad Desaulniers as President and Chief Operating Officer and as a director of the Company. Mr. Desaulniers left to pursue other business opportunities, and his short-term management contract was not renewed. There were no disagreements on any matter relating to operations, policies or practices. Mr. McDougall was again appointed President of the Company.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining Mr. McDougall from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting him of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with the Company so enjoined.

Section 16(a) Beneficial Ownership Reporting Compliance. The Company believes that Mr. McDougall and all principal shareholders have filed all reports required to be filed by those persons on, respectively, Form 3 (Initial Statement of Beneficial Ownership of Securities), Form 4 (Statement of Changes of Beneficial Ownership of Securities), or Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10. Executive Compensation.

Any compensation received by officers, directors, and management personnel of the Company will be determined from time to time by the Board of Directors of the Company. Officers, directors, and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on behalf of the Company. Compensation to the Company's officers is specified on the following chart:

The table set forth below summarizes the annual and long-term compensation for services in all capacities to the Company for the year ended payable to the President of the Company and the other executive officers of the Company whose total annual salary and bonus is anticipated to exceed US$50,000 during the year ending March 31, 2001.

======================================================================================
Name and Principal Position    Year    Salary ($)   Bonus ($)     Other Compensation
--------------------------------------------------------------------------------------
None                           2000    None         None          None
                               2001
======================================================================================

Shares Issued as Compensation for Services. During the Company's fiscal year ended March 31, 2000, we did not issue any shares of our $.001 par value common stock as compensation for consulting and other services.

Compensation of Directors. Directors who are also employees of the Company receive no extra compensation for their service on the Board of Directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock as of March 31, 2000, by (i) each person or entity known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 8,040,660 on March 31, 2000.

(a) Security Ownership of Certain Beneficial Owners. Other than officers and directors, there are no other persons who are beneficial owners of 5% or more of the Company's issued and outstanding common stock.

(b) Security Ownership of Management. The directors and principal executive officers of the Company directly or beneficially own, in the aggregate, 6,000,000 shares of the Company's common stock, or approximately 74.6 % of the issued and outstanding common shares, as set forth on the following table (percentages are rounded off to the nearest one-tenth of one percent):

==============================================================================================================================
Title of Class   Name of Beneficial Owner               Amount of Beneficial Owner                  Percent of Class
------------------------------------------------------------------------------------------------------------------------------
Common Stock     Campbell Capital Advisory, Inc.
                 10832 Magnolia Court                            6,000,000(1)                             74.6%
                 Delta, British Columbia,
                 Canada V4K 2L3
==============================================================================================================================

(1) Gordon McDougall, the Company's President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and sole director, is the President and sole shareholder of Campbell Capital Advisory, Inc.

Changes in Control. We are not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12. Certain Relationships and Related Transactions.

Related Party Transactions. Gordon McDougall is the President, Chief Executive Officer, Secretary, Chief Financial Officer and sole director of the Company. He is also the President and sole shareholder of Campbell Capital Advisory, Inc. ("Campbell"). From the date of incorporation to March 31, 2000, Campbell advanced US$82,017.00 to the Company to fund the Company's initial operations. To date, the Company has repaid US$81,933.00 leaving an unpaid balance of US$84.00. The Company is not required to repay the loan within any specified period of time.

The Company and Campbell have a verbal agreement whereby the Company pays Campbell consulting fees for the services of Gordon McDougall of approximately US$5,000 per month. Mr. McDougall is the President and the sole shareholder of Campbell, as well as the President, Chief Executive Officer, Secretary, Chief Financial Officer and sole director of the Company. During the fiscal year ended March 31, 2000, the Company had paid or accrued US$60,000.00 in consulting fees to Campbell.

The persons serving as officers and directors of the Company have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to the Company. As a result, conflicts of interest between the Company and the other activities of those persons may occur from time to time. We will attempt to resolve any such conflicts of interest in favor of the Company. The officers and directors of the Company are accountable to the Company and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on behalf of the Company or on behalf of that shareholder and all other similarly situated shareholders, to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.
-----------

3.1             Certificate of Incorporation
                (Charter Document)*

3.2             Amendment to Certificate of Incorporation
                (Charter Document)*

3.3             Amendment to Certificate of Incorporation
                (Charter Document)*

3.4             Bylaws*

4.              Instruments Defining the Rights of Holders (Not Applicable)

10.1            (List Material Contracts) *

11.             Statement Re: Computation of Per Share Earnings(Loss)**

16.             Letter on change in certifying accountant (Not Applicable)

18.             Letter on Change in Accounting Principles (Not Applicable)

21.             Subsidiaries of the Registrant**

22.             Published Report Regarding Matters Submitted to Vote
                (Not Applicable)

23.1            Consent of Auditors

23.2            Consent of Counsel (Not Applicable)

24.             Power of Attorney (Not Applicable)

27.             Financial Data Schedule

99.             Additional Exhibits (Not Applicable)

*Previously filed as Exhibits to Registration Statement on Form 10-SB and all amendments thereto filed with the Commission.

**Included in consolidated financial statements filed herewith.

     (b) Reports on Form 8-K

     The Company filed a report on Form 8-K with the Commission announcing the appointment of Brad Desaulniers as President and a director of the Company.

     The Company filed a report on Form 8-K with the Commission announcing the resignation of Brad Desaulniers as President and a director of the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned in the City of Vancouver, British Columbia, Canada, on July 13, 2000.

                                          Luna Medical Technologies, Inc.,
                                          a Nevada corporation

                                          By: /s/ Gordon McDougall
                                             -----------------------------------
                                               Gordon McDougall
                                          Its: President and sole director

                     [LETTERHEAD] Williams & Webster, P.S.


Board of Directors
Luna Medical Technologies, Inc.
Vancouver, BC


                          Independent Auditor's Report

We have audited the accompanying consolidated balance sheets of Luna Medical Technologies, Inc. (formerly Luna Technologies, Inc.), as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended March 31, 2000, and for the period from January 19, 1999 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luna Medical Technologies, Inc., formerly Luna Technologies, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended March 31, 2000, and for the period from January 19, 1999 (inception) to March 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The success of the Company is dependent on successfully marketing its licensed product. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 12, 2000

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                          CONSOLIDATED BALANCE SHEETS


                                                                          March 31,    March 31,
                                                                            2000         1999
                                                                          ---------    ---------
 ASSETS
     CURRENT ASSETS
         Cash                                                             $  63,403    $   9,897
         Accounts receivable (net of $1,375 allowance for
              doubtful accounts for March 31, 2000)                             706        1,091
         Loan receivable                                                         --       40,000
         GST receivable                                                      10,476          920
         Prepaid expenses                                                     9,421       22,090
         Inventory                                                              223        1,012
                                                                          ---------    ---------
             Total Current Assets                                            84,229       75,010
                                                                          ---------    ---------

     PROPERTY, PLANT AND EQUIPMENT
         Office equipment                                                     6,045           --
         Less depreciation                                                     (504)          --
                                                                          ---------    ---------
             Total Property, Plant and Equipment                              5,541           --
                                                                          ---------    ---------

     OTHER ASSETS
         Licensing agreement                                                      1            1
         Trademark, net of amortization                                       2,500           --
                                                                          ---------    ---------
             Total Other Assets                                               2,501            1
                                                                          ---------    ---------

         TOTAL ASSETS                                                     $  92,271    $  75,011
                                                                          =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                 $  26,307    $  10,556
         Accounts payable - related parties                                  59,169           --
         Accrued expenses                                                     3,339       16,453
         Royalties payable                                                       --          130
         Short terms loans - related parties                                  2,083        4,469
                                                                          ---------    ---------
             Total Current Liabilities                                       90,898       31,608
                                                                          ---------    ---------

     COMMITMENTS AND CONTINGENCIES                                               --           --
                                                                          ---------    ---------

         TOTAL LIABILITIES                                                   90,898       31,608
                                                                          ---------    ---------

     STOCKHOLDERS' EQUITY
         Preferred stock, 5,000,000 shares authorized, $.001 par value;
             no shares issued and outstanding                                    --           --
         Common stock, 50,000,000 shares authorized, $.001 par value;
             8,040,660 and 7,310,660 shares issued and outstanding,
             respectively                                                     8,041        7,311
         Additional paid-in-capital                                         434,459       70,189
         Stock subscriptions receivable                                          --       (5,000)
         Accumulated deficit                                               (448,379)     (29,097)
         Accumulated other comprehensive loss                                 7,252           --
                                                                          ---------    ---------
             Total Stockholders' Equity                                       1,373       43,403
                                                                          ---------    ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  92,271    $  75,011
                                                                          =========    =========


The accompanying notes are an integral part of these financial statements.

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                        Year        Period from
                                                        Ended     January 19, 1999
                                                       March 31,    to March 31,
                                                         2000           1999
                                                     -----------    -----------
REVENUE                                              $   111,712    $     1,020

COST OF GOODS SOLD                                        75,134            827
                                                     -----------    -----------

GROSS PROFIT                                              36,578            193
                                                     -----------    -----------

EXPENSES
      Depreciation and amortization                          577           --
      Consulting                                         101,746         13,163
      Professional fees                                  141,073          5,304
      Marketing expense                                  142,572          5,907
      General and administrative expense                  42,503            673
      Rent                                                 9,041          1,700
      Travel expense                                      15,760          1,199
      Stock issuance costs                                  --            1,344
                                                     -----------    -----------
           Total Expenses                                453,272         29,290
                                                     -----------    -----------

LOSS FROM OPERATIONS                                    (416,694)       (29,097)

OTHER INCOME AND EXPENSES
      Interest expense                                    (2,588)          --
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES                                (419,282)       (29,097)

INCOME TAXES                                                --             --
                                                     -----------    -----------

NET LOSS                                                (419,282)       (29,097)

OTHER COMPREHENSIVE INCOME
      Foreign currency translation gain                    7,252           --
                                                     -----------    -----------

COMPREHENSIVE LOSS                                   $  (412,030)   $   (29,097)
                                                     ===========    ===========

      NET LOSS PER COMMON SHARE                      $     (0.06)   $     (0.01)
                                                     ===========    ===========

      WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
           COMMON STOCK SHARES OUTSTANDING             7,447,190      5,154,552
                                                     ===========    ===========


The accompanying notes are an integral part of these financial statements.

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FROM JANUARY 19, 1999 THROUGH MARCH 31, 2000


                                          Common Stock
                                    ---------------------    Additional        Stock                                      Total
                                      Number                  Paid-In      Subscriptions  Comprehensive   Accumulated  Stockholders'
                                    of Shares    Amount       Capital        Receivable    Income/Loss      Deficit       Equity
                                    ---------   ---------    ---------       ---------    -------------    ---------    ---------
Issuance of common stock
       through March 1999 for
       cash at $.001 per share      7,170,000   $   7,170    $    --         $    --        $    --       $    --      $   7,170

Issuance of common stock
       through March 1999 for
       cash at $.50 per share         140,660         141       70,189          (5,000)          --            --         65,330

Loss for period ending,
       March 31, 1999                    --          --           --              --             --         (29,097)     (29,097)
                                    ---------   ---------    ---------       ---------      ---------     ---------    ---------

Balance, March 31, 1999             7,310,660       7,311       70,189          (5,000)          --         (29,097)      43,403

Subscription received                    --          --           --             5,000           --            --          5,000

Issuance of common stock for
       cash at $0.50 per share        630,000         630      314,370            --             --            --        315,000

Issuance of common stock in
       exchange for debt at $0.50
       per share                      100,000         100       49,900            --             --            --         50,000

Net loss, for year ending
       March 31, 2000                    --          --           --              --            7,252      (419,282)    (412,030)
                                    ---------   ---------    ---------       ---------      ---------     ---------    ---------

Balance, March 31, 2000             8,040,660   $   8,041    $ 434,459       $    --        $   7,252     $(448,379)   $   1,373
                                    =========   =========    =========       =========      =========     =========    =========


The accompanying notes are an integral part of these financial statements.

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Year             Period from
                                                           Ended           January 19, 1999
                                                          March 31,          to March 31,
                                                            2000                 1999
                                                         ---------         ------------------
Cash flows from operating activities:
      Net loss                                           $(419,282)           $ (29,097)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
           Depreciation and amortization                       577                 --
           Non-cash expenses                                40,000                 --
      Changes in assets and liabilities:
           Accounts receivable                              (9,171)              (2,011)
           Prepaid expenses                                 12,669              (22,090)
           Inventory                                           789               (1,012)
           Accounts payable                                 74,790               10,556
           Accrued liabilities                             (13,114)              16,583
                                                         ---------            ---------
Net cash used in operating activities                     (312,742)             (27,071)
                                                         ---------            ---------

Cash flows from investing activities:
      Investment in capital assets                          (6,045)                --
      Investment in intangibles                             (2,577)                --
      Loan to licensor pursuant to licensing agreement        --                (40,000)
      Acquisition cost of license                             --                     (1)
                                                         ---------            ---------
Net cash used by investing activities                       (8,622)             (40,001)
                                                         ---------            ---------

Cash flows from financing activities:
      Proceeds from sale of common stock                   320,000               72,500
      Proceeds from short-term loan payable                 93,598               20,469
      Repayment of short-term loan payable                 (45,980)             (16,000)
                                                         ---------            ---------
Net cash provided by financing activities                  367,618               76,969
                                                         ---------            ---------

Change in cash                                              46,254                9,897

      Foreign currency translation gain                      7,252                 --

Cash, beginning of period                                    9,897                 --
                                                         ---------            ---------

Cash, end of period                                      $  63,403            $   9,897
                                                         =========            =========

Supplemental disclosures:
      Interest paid                                      $    --              $    --
      Income taxes paid                                  $    --              $    --

Non-cash activities:
      Loan repaid through services provided              $  40,000            $    --
      Issued stock in exchange for outstanding debt      $  50,000            $    --


The accompanying notes are an integral part of these financial statements.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Luna Medical Technologies, Inc., formerly Luna Technologies, Inc., (hereinafter "the Company"), was incorporated January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. The financial statements include all activity of the Company and its wholly owned subsidiary, Luna Fertility Indicator, Inc. The Company has entered into an exclusive worldwide license agreement with Luna Products, Inc., the manufacturer of the Luna Fertility Indicator, to distribute the Indicator. The Company sells its product across Canada, at retail, wholesale and to distributorships, with 90% of the sales being to distributors. The Company maintains an office in Vancouver, British Columbia. The Company has elected a fiscal year-end of March 31.

On May 31, 1999, the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Luna Medical Technologies, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The Company was formed on January 19, 1999 and was in the development stage through March 31, 1999. The year ending March 31, 2000 is the first year during which it is considered an operating company.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Inter-company transactions and balances have been eliminated in the consolidation.

Loss Per Share

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes

At March 31, 2000, the Company had net operating losses of approximately $448,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Inventory

Inventory consists of the Luna Fertility Indicator, and is stated at cost, determined by the first-in first-out method. The Company maintains a minimal supply of inventory, as it has a short turnaround time with its supplier.

Advertising

Advertising costs are charged to operations in the year incurred.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. At March 31, 2000, no impairment to assets was deemed to have occurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Revenue Recognition

Revenues and cost of revenues are recognized when title to the product passes. Title passes when the product leaves the Company's location in Vancouver, British Columbia.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences

The Company at the present time has no employees. At such time as the Company has employees, they will be entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit previously reported.

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $7,252 for the year ended March 31, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity as other comprehensive income.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As shown in the accompanying financial statements, the Company incurred a net loss of $419,282 and negative working capital for the year ended March 31, 2000. The Company is currently marketing its licensed product which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek additional capital from new equity issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fiscal year ended March 31, 2000. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as illustrated in Note 12.

NOTE 3 - SUBSIDIARIES

Formation of Luna Fertility Indicator, Inc.

On May 10, 1999, the Company incorporated a wholly owned subsidiary, Luna Fertility Indicator, Inc., a British Columbia Corporation, to market and distribute the licensed product.

NOTE 4 - CONCENTRATION OF CREDIT RISK FOR CASH HELD AT BANKS

The Company maintains cash accounts at two banks in Vancouver, British Columbia, Canada. The Canadian dollar accounts are insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured.

NOTE 5 - FIXED ASSETS

Office equipment is stated at cost. Depreciation expense is computed using the straight-line method over the useful life of the asset, and amounted to $498 for the year ended March 31, 2000. Accumulated depreciation of $504 differs from depreciation expense due to foreign currency translation (Note 2).

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 6 - INTANGIBLE ASSETS

License Agreement

The license agreement with LPI was stated at a value of $1.

Trademark

The Company capitalized the expenses of acquiring the Luna trademark and will amortize the expenses over a fifteen-year period, which represents its estimated useful life, using the straight-line method. Amortization expense for the year ended March 31, 2000 amounted to $79. Accumulated amortization of $77 differs from amortization expense due to foreign currency translation (Note 2).

NOTE 7 - SHORT-TERM LOANS - RELATED PARTIES

Short-term loans payable consists of the following at March 31, 2000 and 1999:

                                                   March 31,       March 31,
                                                     2000            1999
                                                    ------          ------
     Campbell Capital Advisory, Inc. (CCA)          $   84          $4,469
     Javelin Enterprises                             1,999               0
                                                    ------          ------
          Total                                     $2,083          $4,469
                                                    ======          ======

The CCA loan payable is unsecured and bears no interest. The Company intends to pay the balance when funds become available. CCA is a related company under the control of the Company's president (see Note 10).

The Javelin note payable is unsecured and bears 10 % interest per annum. Total interest accrued during the year ending March 31, 2000 amounted to $2,075. During December 1999, the Company issued 80,000 shares of common stock as partial satisfaction of the note. Javelin Enterprises is a stockholder of the Company (see Note 10).

The Company borrowed $9,700 from an unrelated company during the year ended March 31, 2000. The loan accrued interest at a rate of 10 % per annum, which amounted to $500. At March 23, 2000, the Company issued 20,000 shares of common stock at $.50 per share in full settlement of the loan and partial settlement of the outstanding interest.

NOTE 8 - COMMON STOCK

Upon incorporation, 7,310,660 shares of common stock were sold, 7,170,000 at $.001 per share, and 140,660 at $.50 per share, under Regulation D, Rule 504.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 8 - COMMON STOCK (Continued)

During the year ended March 31, 2000 the Company issued 630,000 shares of common stock for cash at $.50 per share. The Company also issued 100,000 shares of common stock in settlement of outstanding debt at $.50 per share.

Subsequent to March 31, 2000, the Company accepted subscriptions to issue an additional 125,000 shares of common stock at a cash prices of $.001 and $.50 per share.

No shares of preferred stock were issued as of March 31, 2000.

NOTE 9 - WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription period in autumn of 1999. The warrants have an exercise price of $1.00 per share and expire December 1, 2000. As of March 31, 2000, no warrants had been exercised and there are 410,000 warrants issued and outstanding.

The Company does not have a formal stock option plan. However, the Company issued options to two consultants during the year ended March 31, 2000. The options were not valued due to the fact that the exercise price was in excess of the fair market value at the grant date. Subsequent to the date of these financial statements, the consultants relinquished their claim to these options.

NOTE 10 - RELATED PARTIES

The president and chief executive officer of the Company, Gordon C. McDougall, is also the president and stockholder of Campbell Capital Advisory, Inc. (CCA), which had advanced funds to the Company to begin operations and to retain the services of an attorney. As of March 31, 2000, the Company owes CCA $84. In addition, CCA provides management services for a quarterly fee of $15,000 plus $12,000 for reimbursed expenses. For the year ended March 31, 2000, the Company incurred a total of $60,000 in management fees and $46,200 in reimbursed expenses. As of March 31, 2000 there is an outstanding accounts payable of $45,867 to CCA.

The Company executed a promissory note in favor of a stockholder, for funds loaned to the Company. As partial satisfaction of the note, 80,000 shares of common stock were issued. As of March 31, 2000, the balance owing on the note is $1,999, plus interest of $3,054.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $92,271 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Rent

The Company rents office space on a month-to-month basis.

License Agreement

On February 1, 2000, the Company signed a fifteen-year license agreement with Luna Products, Inc. (LPI), which replaced all previous agreements. This agreement sets the cost, minimum annual purchase requirements, minimum marketing expense requirements and inventor royalty fee of $1 per unit sold of the Luna Fertility Indicator.

Management Service Agreement

The Company's subsidiary signed a two-year agreement for management services. The agreement expires August 31, 2001 at which time it may continue on a year-to-year basis for ten years. The agreement requires a base monthly fee of $5,000 CND, plus a 5 % bonus of the Company's subsidiary's operating profits.

Concentrations

LPI is the sole supplier of the Company's product.

NOTE 12 - SEGMENT INFORMATION

As described in Note 2, the Company adopted SFAS No. 131 in its fiscal year 2000. The Company's operations are classified into two principal reporting segments that provide different products or services. Separate management of each section is required because each business unit is subject to different marketing, and production strategies.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000


NOTE 12 - SEGMENT INFORMATION (Continued)

The table below presents information about the Company's reportable segments:

                                                      Fiscal Year 2000
                                    ------------------------------------------------------

                                       Luna Medical      Luna Fertility
                                    Technologies, Inc.   Indicator, Inc.      Consolidated
                                    ------------------   ---------------      ------------
     External Revenue                   $   --              $111,700            $111,700
     Operating loss                     $311,400            $105,300            $416,700
     Interest income                    $   --              $   --              $   --
     Depreciation and amortization      $    500            $    100            $    600
     Interest expense                   $  2,600            $   --              $  2,600
     Total assets                       $ 76,700            $ 16,500            $ 92,200

The first segment, Luna Medical Technologies, Inc. is a holding company for the second segment and does not rely on direct revenues. The second segment, Luna Fertility Indicator, Inc., an operating company, derives revenues from the marketing and distribution of the licensed product.

The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to its operating segment, and evaluates performance based on operating income.

NOTE 13 - YEAR 2000 ISSUES

Like other companies, Luna Medical Technologies, Inc. could be adversely affected if the computer systems it, or its suppliers or customers, uses do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. The costs related to Year 2000 compliance are expensed as incurred. At this time, there have been no known effects to the Company in regards to the Year 2000 issue.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company's subsidiary entered into a one year marketing agreement that requires a monthly payment of $6,000 CND plus taxes. In addition, the Company's subsidiary will pay a 5% commission of gross sales generated by the contractor. This agreement was then cancelled on May 15, 2000.