Form 10QSB
period 2000-06-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2000-08-21
CIK 1089104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER:


                         LUNA MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                                                          98-0207745
(State or other jurisdiction of     (Primary Standard Industrial      (I.R.S. Employer Identification No.)
incorporation or organization)       Classification Code Number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of June 30, 2000, there were 8,095,660 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Luna Medical Technologies, Inc.
Vancouver, BC Canada

We have reviewed the accompanying consolidated balance sheet of Luna Medical Technologies, Inc. as of June 30, 2000 and the related statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the three months ended June 30, 2000 and 1999. All information included in these financial statements is the representation of the management of Luna Medical Technologies, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended March 31, 2000 were audited by us and we expressed an unqualified opinion on it in our report dated July 12, 2000. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The success of the Company is dependent on successfully marketing its licensed product. Management's plans regarding those issues are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 15, 2000

                                  BALANCE SHEET


                                                                        June 30,      March 31,
                                                                         2000           2000
                                                                      (Unaudited)
                                                                      -----------    ----------
A S S E T S
   CURRENT ASSETS
      Cash                                                              $  2,951      $ 63,403
      Accounts receivable, net of allowance                                  403           706
      GST receivable                                                      15,505        10,476
      Prepaid expenses                                                     2,482         9,421
      Inventory                                                              312           223
                                                                        --------      --------
          Total Current Assets                                            21,653        84,229
                                                                        --------      --------
   PROPERTY, PLANT AND EQUIPMENT
      Office equipment                                                     2,543         6,045
      Less depreciation                                                     (424)         (504)
                                                                        --------      --------
          Total Property, Plant and Equipment                              2,119         5,541
                                                                        --------      --------
   OTHER ASSETS
      Licensing agreement                                                      1             1
      Trademark, net of amortization                                       2,458         2,500
                                                                        --------      --------
          Total Other Assets                                               2,459         2,501
                                                                        --------      --------

       TOTAL ASSETS                                                     $ 26,231      $ 92,271
                                                                        ========      ========

L I A B I L I T I E S   &   S T O C K H O L D E R S '   E Q U I T Y  (D E F I C I T)
   CURRENT LIABILITIES
      Accounts payable                                                 $  73,172    $  26,307
      Accounts payable - related parties                                  68,253       59,169
      Accrued expenses                                                   100,243        3,339
      Deposits from investors                                             15,000           --
      Short-term loans                                                     1,011           --
      Short-term loans - related parties                                   2,042        2,083
                                                                       ---------    ---------
          Total Current Liabilities                                      259,721       90,898
                                                                       ---------    ---------

   COMMITMENTS AND CONTINGENCIES                                              --           --
                                                                       ---------    ---------

      TOTAL LIABILITIES                                                  259,721       90,898
                                                                       ---------    ---------

   STOCKHOLDERS' EQUITY (DEFICIT)
      Preferred stock, 5,000,000 shares authorized, $.001 par value;
          no shares issued and outstanding                                    --           --
      Common stock, 50,000,000 shares authorized, $.001 par value;
          8,095,660 and 8,040,660 shares issued and outstanding,
          respectively                                                     8,096        8,041
      Additional paid-in-capital                                         434,459      434,459
      Stock subscriptions receivable                                         (55)          --
      Accumulated deficit                                               (684,516)    (448,379)
      Accumulated other comprehensive income                               8,526        7,252
                                                                       ---------    ---------
          Total Stockholders' Equity (Deficit)                          (233,490)       1,373
                                                                       ---------    ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)             $  26,231    $  92,271
                                                                       =========    =========

                             STATEMENT OF OPERATIONS

                                                      Three Months    Three Months
                                                          Ended          Ended
                                                      June 30, 2000  June 30, 1999
                                                       (Unaudited)    (Unaudited)
                                                       -----------    -----------
REVENUE                                                $     5,261    $    15,547

COST OF GOODS SOLD                                           4,341          9,282
                                                       -----------    -----------

GROSS PROFIT                                                   920          6,265
                                                       -----------    -----------

EXPENSES
        Depreciation and amortization                          251           --
        Consulting                                         143,975         11,437
        Professional fees                                   46,118         28,849
        Marketing expense                                   30,987         24,787
        General and administrative expense                   8,441          7,831
        Rent                                                 6,551          3,000
        Travel expense                                         959            593
        Stock issuance costs                                  --             --
                                                       -----------    -----------
                Total Expenses                             237,282         76,497
                                                       -----------    -----------

LOSS FROM OPERATIONS                                      (236,362)       (70,232)
                                                       -----------    -----------

OTHER INCOME AND EXPENSES
        Gain on disposal of assets                             287           --
        Interest expense                                       (62)          --
                                                       -----------    -----------
                Total Other Income and Expenses                225           --
                                                       -----------    -----------

LOSS BEFORE INCOME TAXES                                  (236,137)       (70,232)

INCOME TAXES                                                  --             --
                                                       -----------    -----------

NET LOSS                                                  (236,137)       (70,232)

OTHER COMPREHENSIVE INCOME
        Foreign currency translation gain                    1,274           --
                                                       -----------    -----------

COMPREHENSIVE LOSS                                     $  (234,863)   $   (70,232)
                                                       ===========    ===========

        NET LOSS PER COMMON SHARE                      $     (0.03)   $     (0.01)
                                                       ===========    ===========

        WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED
                COMMON STOCK SHARES OUTSTANDING          8,078,737      7,310,660
                                                       ===========    ===========

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                   Common Stock
                                              ---------------------  Additional    Stock        Compre-                   Total
                                                Number                 Paid-In  Subscriptions   hensive   Accumulated  Stockholders'
                                              of Shares     Amount     Capital   Receivable     Income      Deficit       Equity
                                              ---------   ---------   ---------  ----------    ---------   ---------    ---------
Balance, March 31, 1999                       7,310,660       7,311      70,189      (5,000)        --       (29,097)      43,403

Subscription received                              --          --          --         5,000         --          --          5,000

Issuance of common stock for
        cash at $0.50 per share                 630,000         630     314,370        --           --          --        315,000

Issuance of common stock in
        exchange for debt at $0.50
        per share                               100,000         100      49,900        --           --          --         50,000

Net loss for year ending
        March 31, 2000                             --          --          --          --          7,252    (419,282)    (412,030)
                                              ---------   ---------   ---------   ---------    ---------   ---------    ---------

Balance, March 31, 2000                       8,040,660       8,041     434,459        --          7,252    (448,379)       1,373
                                              ---------   ---------   ---------   ---------    ---------   ---------    ---------

Issuance of common stock for
        subscription at $.001 per share          55,000          55        --           (55)        --          --           --

Net loss for the three months
        ended June 30, 2000                        --          --          --          --          1,274    (236,137)    (234,863)
                                              ---------   ---------   ---------   ---------    ---------   ---------    ---------

Balance, June 30, 2000 (Unaudited)            8,095,660   $   8,096   $ 434,459   $     (55)   $   8,526   $(684,516)   $(233,490)
                                              =========   =========   =========   =========    =========   =========    =========

                             STATEMENT OF CASH FLOWS


                                                              Three Months    Three Months
                                                                 Ended            Ended
                                                             June 30, 2000    June 30, 1999
                                                              (Unaudited)      (Unaudited)
                                                              ------------    ------------
Cash flows from operating activities:
        Net loss                                              $   (236,137)   $    (70,232)
        Adjustments to reconcile net loss
                to net cash used by operating activities:
                Depreciation and amortization                          251            --
                Non-cash transactions                                3,502            --
                Gain on disposition of assets                         (287)           --
        Changes in assets and liabilities:
                Accounts receivable                                    303          (2,221)
                GST receivable                                      (5,029)         (2,471)
                Prepaid expenses                                     6,939          22,090
                Inventory                                              (89)            (29)
                Accounts payable                                    55,949          37,278
                Accrued liabilities                                 96,904         (16,453)
                                                              ------------    ------------
Net cash used in operating activities                              (77,694)        (32,038)
                                                              ------------    ------------

Cash flows from investing activities:
        Investment in intangibles                                     --              (710)
                                                              ------------    ------------
Net cash used by investing activities                                 --              (710)
                                                              ------------    ------------

Cash flows from financing activities:
        Proceeds from stock subscriptions receivable                  --             5,000
        Proceeds from investor deposits                             15,000            --
        Proceeds from short-term loan payable                          970          22,337
                                                              ------------    ------------
Net cash provided by financing activities                           15,970          27,337
                                                              ------------    ------------

Change in cash                                                     (61,724)         (5,411)

        Foreign currency translation gain                            1,272            --

Cash, beginning of period                                           63,403           9,897
                                                              ------------    ------------

Cash, end of period                                           $      2,951    $      4,486
                                                              ============    ============

Supplemental disclosures:
        Interest paid                                         $       --      $       --
        Income taxes paid                                     $       --      $       --

Non-cash activities:
        Exchanged office equipment for release from payable   $      3,502    $       --
        Issued stock for subscription receivable              $         55    $       --

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Luna Medical Technologies, Inc., formerly Luna Technologies, Inc., (hereinafter "the Company") was incorporated January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. The financial statements include all activity of the Company and its wholly owned subsidiary, Luna Fertility Indicator, Inc. The Company has entered into an exclusive worldwide license agreement with Luna Products, Inc., the manufacturer of the Luna Fertility Indicator, to distribute the Indicator. The Company sells its product across Canada, at retail, wholesale and to distributorships, with 90% of the sales being to distributors. The Company maintains an office in Vancouver, British Columbia. The Company has elected a fiscal year-end of March 31.

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

Provision for Taxes

At June 30, 2000, the Company had net operating losses of approximately $680,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. At June 30, 2000, no impairment to assets was deemed to have occurred.

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

At June 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit previously reported.

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $8,526 as of June 30, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity as other comprehensive income.

Interim Financial Statements

The interim financial statements as of and for the quarter ended June 30, 2000, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $236,137 and has negative working capital for the three-month period ended June 30, 2000. The Company is currently marketing its licensed product which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek additional capital from new equity issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Segment Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information as illustrated in Note 12.

NOTE 3 - SUBSIDIARIES

Formation of Luna Fertility Indicator, Inc.

On May 10, 1999, the Company incorporated a wholly owned subsidiary, Luna Fertility Indicator, Inc., a British Columbia Corporation, to market and distribute the licensed product.

NOTE 4 - CONCENTRATIONS

Credit Risk For Cash Held At Banks

The Company maintains cash accounts at two banks in Vancouver, British Columbia, Canada. The Canadian dollar accounts are insured up to a maximum of $60,000 per account. However, the United States dollar account is not insured.

Supplier

Luna Products, Inc. ("LPI") is the sole supplier of the Company's product. This firm is not a related party.

NOTE 5 - FIXED ASSETS

Office equipment is stated at cost. Depreciation expense is computed using the straight-line method over the useful life of the asset, and amounted to $208 for the three-month period ended June 30, 2000. Accumulated depreciation differs from depreciation expense due to foreign currency translation (Note 2).

NOTE 6 - INTANGIBLE ASSETS

License Agreement

On February 1, 2000, the Company's subsidiary signed a fifteen-year license agreement with Luna Products, Inc. (LPI), providing the Company with an exclusive world-wide right to distribute the Luna Fertility Indicator. This agreement replaced all previous agreements, and sets the cost, minimum annual purchase requirements, minimum marketing expense requirements and inventor royalty fee of $1 per unit sold of the Luna Fertility Indicator. The license agreement with LPI was stated at a value of $1.

Trademark

The Company capitalized the expenses of acquiring the Luna trademark and will amortize the expenses over a fifteen-year period, which represents its estimated useful life, using the straight-line method. Amortization expense for the three-month period ended June 30, 2000 amounted to $43. Accumulated amortization differs from amortization expense due to foreign currency translation (Note 2).

NOTE 7 - SHORT-TERM LOANS

Short-term loans - related parties consist of the following at June 30, 2000 and March 31, 2000:

                                                 June 30, 2000   March 31, 2000
                                                 -------------   --------------
Campbell Capital Advisory, Inc. (CCA)            $          83    $          84
Javelin Enterprises                                      1,959            1,999
                                                 -------------    -------------
     Total                                       $       2,042    $       2,083
                                                 =============    =============

The CCA loan payable is unsecured, has no stated maturity and bears no interest. The Company intends to pay the balance when funds become available. CCA is a related company under the control of the Company's president (see Note 10).

The Javelin note payable is unsecured, has no stated maturity and bears 10 % interest per annum. Total interest accrued during the three-month period ending June 30, 2000 amounted to $49. During December 1999, the Company issued 80,000 shares of common stock as partial satisfaction of the note. Javelin Enterprises is a stockholder of the Company (see Note 10).

During the three-month period ended June 30, 2000, the Company borrowed $1,011 from Vas Enterprises, an unrelated company. The loan accrued interest at a rate of 12 % per annum, which amounted to $8.

NOTE 8 - COMMON STOCK

Upon incorporation, 7,310,660 shares of common stock were sold, 7,170,000 at $0.001 per share, and 140,660 at $0.50 per share, under Regulation D, Rule 504.

During the year ended March 31, 2000 the Company issued 630,000 shares of common stock for cash at $0.50 per share. The Company also issued 100,000 shares of common stock in settlement of outstanding debt at $0.50 per share.

During the three months ended June 30, 2000, the Company issued 55,000 shares at $.001 per share for a subscription receivable. The Company also accepted cash subscriptions to issue an additional 70,000 shares of common stock at a cash price of $0.50 per share. These shares will be issued subsequently.

During the quarter ended June 30, 2000, the Company reached an agreement to issue 200,000 shares of stock in payment of consulting fees amounting to $100,000. These fees are currently recorded in the financial statements as accrued expenses. The Company plans to issue these shares prior to September 30, 2000.

No shares of preferred stock were issued as of June 30, 2000.

NOTE 9 - WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription period in autumn of 1999. The warrants have an exercise price of $1.00 per share and expire December 1, 2000. As of June 30, 2000, no warrants had been exercised and there are 410,000 warrants issued and outstanding.

The Company does not have a formal stock option plan. However, the Company issued options to two consultants during the year ended March 31, 2000. The options had no value due to the fact that the exercise price was in excess of the fair market value at the grant date. On May 8, 2000, the Company cancelled this agreement with required 30 day notice, and the consultants relinquished their claim to these options.

NOTE 10 - RELATED PARTIES

The president and chief executive officer of the Company, Gordon C. McDougall, is also the president and stockholder of Campbell Capital Advisory, Inc. (CCA), which had advanced funds to the Company to begin operations and to retain the services of an attorney. As of June 30, 2000, the Company owes CCA $84. In addition, CCA provides management services for a quarterly fee of $15,000 plus $12,000 for reimbursed expenses. For the three-month period ended June 30, 2000, the Company incurred a total of $15,000 in management fees and $4,055 in reimbursed expenses. As of June 30, 2000 there is an outstanding accounts payable of $59,156 to CCA.

The Company executed a promissory note in favor of a stockholder, for funds loaned to the Company. As partial satisfaction of the note, 80,000 shares of common stock were issued. As of March 31, 2000, the balance owing on the note is $1,960, plus interest of $2,107.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Foreign Operations

The accompanying balance sheet includes $26,231 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

Rent

The Company rents office space on a month-to-month basis.

License Agreement

There is a royalty agreement in effect with Luna Products, Inc. This agreement calls for the payment of $1 per unit sold of the Luna Fertility Indicator. See
Note 6.

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

The table below presents information about the Company's reportable segments:


                                           Three-months ended June 30, 2000
                               ----------------------------------------------------------
                                  Luna Medical       Luna Fertility
                               Technologies, Inc.    Indicator, Inc.        Consolidated
                               ------------------    ---------------      ---------------
External Revenue                $          --        $         5,261      $         5,261
Operating loss                  $       191,860      $        44,277      $       236,137
Interest income                 $          --        $          --        $          --
Depreciation and amortization   $           208      $            43      $           251
Interest expense                $            62      $          --        $            62
Total assets                    $        12,031      $        14,200      $        26,231

The first segment, Luna Medical Technologies, Inc. is a holding company for the second segment and does not rely on direct revenues. The second segment, Luna Fertility Indicator, Inc., an operating company, derives revenues from the marketing and distribution of the licensed product.

The accounting policies for the two reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to its operating segment, and evaluates performance of this segment based on operating income.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Business of the Company. Luna Medical Technologies, Inc., a Nevada corporation, formerly entitled Luna Technologies, Inc., was incorporated in the State of Nevada on January 19, 1999. In May, 1999, the Company changed its name to Luna Medical Technologies, Inc. Our executive offices are located at Suite 400, 900 West Hastings Street, Vancouver, British Columbia, Canada V6C 1E5. Our telephone number is (604) 687-0719. Our facsimile number is (604) 622-5575.

In May, 1999, the Company caused to be incorporated in British Columbia, Luna Fertility Indicator, Inc., a wholly-owned subsidiary of this Company. The primary business of Luna Fertility Indicator, Inc., is marketing and distributing the Luna Fertility Indicator.

For purposes of clarification, anytime the symbol "US" is used within this Annual Report of Form 10-QSB, it refers to the currency of the United States. Anytime the symbol "CDN" is used, it refers to the currency of Canada.

On or about February 1, 2000, our subsidiary Luna Fertility Indicator, Inc., renegotiated a licensing agreement that we had entered into with Luna Products, Inc., a Canadian corporation ("LPI") in or about January 1999. Pursuant to the agreement with LPI, Luna Fertility Indicator, Inc., was granted the worldwide right to market a lightweight, re-usable home fertility test known as the Luna Fertility Indicator (the "Fertility Indicator"). Within this agreement, Luna Fertility Indicator, Inc., agreed, among other things, (i) to pay the cost of any government approval it sought in connection with the Fertility Indicator; and (ii) to expend direct marketing and promotional costs of not less than CDN$250,000.00. To facilitate the transaction, we agreed to forgive a US$40,000.00 loan we made to LPI. Luna Fertility Indicator, Inc., also agreed to pay Mr. James Emmerson, a director of LPI, a royalty of CDN$1.00 for every Fertility Indicator sold. The initial term of the agreement is for 15 years from February 1, 2000. In addition, the agreement provides for two renewal terms of 5 years on the same terms and conditions governing the initial 15-year term.

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

We anticipate that the Fertility Indicator will be used as a guide to determine the different phases of the fertility cycle and as an aid to encourage conception. We do not intend for this device to be used or considered as a contraceptive or method of birth control.

The Company's Subsidiary. On or about May 11, 1999, the Company caused to be incorporated, in British Columbia, Luna Fertility Indicator, Inc. Luna Fertility Indicator, Inc., is currently a wholly-owned subsidiary of the Company. The primary business of Luna Fertility Indicator, Inc., is marketing and distributing the Fertility Indicator.

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

Liquidity. The Company has been in the development stage since January 19, 1999 (inception). From the date sales commenced in March 1999 to June 30, 2000, the Company had realized US$117,993 in revenues from sales of the Fertility Indicator. The cost of those sales amounted to US$80,302, resulting in a gross profit of US$37,691. The Consolidated Statement of Loss for the three-month period ended June 30, 2000 indicates a net loss of US$236,137. At June 30, 2000, the Company had current assets of US$21,653. The majority of which is represented by US$2,951 in cash; US$15,505 in Goods and Services Tax recoverable; US$2,482 in prepaid expenses; and US$403 in accounts receivable. At June 30, 2000, the Company had current liabilities of US$259,721. At June 30, 2000, current liabilities exceeded current assets by US$238,068. The Company is not aware of any trends, demands, commitments or uncertainties that will result in the Company's liquidity decreasing or increasing in a material way. The Company does currently hold short-term notes payable in the amount of US$3,053, however, those notes are unsecured. The US$83 loan payable to Campbell Capital Advisory, Inc., a private Canadian corporation controlled by the Company's President, Gordon McDougall, bears no interest and has no fixed repayment terms. The US$1,959 loan payable to Javelin Enterprises and the US$1,011 loan payable to Vas Enterprises Inc. bear interest at 10% and 12% per annum, respectively, and are repayable on demand and on or before August 1, 2000, respectively.

Currently, the Company's sources of liquidity include the sale of its common stock, through loans and through revenue raised by sales of the Fertility Indicator. The Company believes, however, that the revenue stream produced through sales of the Fertility Indicator is increasing overall, and will provide sufficient resources to meet its financial obligations for the next 12-month period.

The Company believes that between its revenue stream and its current cash resources it will be able to maintain its current operations. However, should these resources prove to be insufficient, the Company may be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to its development schedule. Such additional capital may be received from additional private or public financings, as well as borrowings and other resources. If adequate cash is not available, the Company may be required to curtail its operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require the Company to relinquish rights that the Company would not otherwise relinquish. No assurance can be given, however, that the Company will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of the Company.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities

In or around March, 2000, the Company sold 375,000 shares of its $.001 par value common stock for $160,055.00. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 ("Act") specified by the provisions of Regulation S of the Act promulgated by the Securities and Exchange Commission in that all of the purchasers of shares were "non-U.S. citizens" as that term is defined in relevant securities law.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   August __, 2000                 LUNA MEDICAL TECHNOLOGIES, INC.


                                         By:      /s/    Gordon McDougall
                                                  ------------------------------
                                                  Gordon McDougall
                                         Its:     President