Form 10QSB
period 2000-09-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2000-12-21
CIK 1089104

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________TO _______________


COMMISSION FILE NUMBER:


                         LUNA MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

NEVADA                                                           98-0207745
 (State or other        (Primary Standard Industrial         I.R.S. Employer
jurisdiction of          Classification Code Number)         Identification No.)
incorporation
or organization)

201-2001 McCallum Road, Abbotsford, British Columbia, Canada            V2S 3N4
(Address of principal executive offices)                              (Zip Code)

                                  604.807.9948
                (Issuer's Telephone Number, including Area Code)


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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2000, there were 8,118,338 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                           ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Luna Medical Technologies, Inc.
Vancouver, BC Canada

We have reviewed the accompanying consolidated balance sheet of Luna Medical Technologies, Inc. as of September 30, 2000 and the related statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the six months ended September 30, 2000 and 1999. All information included in these financial statements is the representation of the management of Luna Medical Technologies, Inc.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 18, 2000

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                          CONSOLIDATED BALANCE SHEETS


                                                                                                   September 30,          March 31,
                                                                                                       2000                 2000
                                                                                                    (Unaudited)
                                                                                                    -----------           ---------
ASSETS
    CURRENT ASSETS
        Cash                                                                                         $   2,395            $  63,403
        Accounts receivable, net of allowance                                                           11,612                  706
        GST receivable                                                                                   7,597               10,476
        Prepaid expenses                                                                                 1,451                9,421
        Inventory                                                                                           --                  223
                                                                                                     ---------            ---------
           Total Current Assets                                                                         23,055               84,229
                                                                                                     ---------            ---------

    PROPERTY, PLANT AND EQUIPMENT
        Office equipment                                                                                 2,543                6,045
        Less depreciation                                                                                 (632)                (504)
                                                                                                     ---------            ---------
           Total Property, Plant and Equipment                                                           1,911                5,541
                                                                                                     ---------            ---------

    OTHER ASSETS
        Licensing agreement                                                                                  1                    1
        Trademark, net of amortization                                                                   2,390                2,500
                                                                                                     ---------            ---------
           Total Other Assets                                                                            2,391                2,501
                                                                                                     ---------            ---------

        TOTAL ASSETS                                                                                 $  27,357            $  92,271
                                                                                                     =========            =========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
    CURRENT LIABILITIES
        Accounts payable                                                                             $ 132,840            $  26,307
        Accounts payable - related parties                                                              24,768               59,169
        Accrued expenses                                                                               101,938                3,339
        Short-term loans                                                                                54,991                   --
        Short-term loans - related parties                                                              48,814                2,083
                                                                                                     ---------            ---------
           Total Current Liabilities                                                                   363,351               90,898
                                                                                                     ---------            ---------

    COMMITMENTS AND CONTINGENCIES                                                                           --                   --
                                                                                                     ---------            ---------

        TOTAL LIABILITIES                                                                              363,351               90,898
                                                                                                     ---------            ---------

    STOCKHOLDERS' EQUITY (DEFICIT)
        Preferred stock, 5,000,000 shares authorized, $.001 par value;
           no shares issued and outstanding                                                                 --                   --
        Common stock, 50,000,000 shares authorized, $.001 par value;
           8,155,660 and 8,040,660 shares issued and outstanding,
           respectively                                                                                  8,156                8,041
        Additional paid-in-capital                                                                     464,399              434,459
        Accumulated deficit                                                                           (821,050)            (448,379)
        Accumulated other comprehensive income                                                          12,501                7,252
                                                                                                     ---------            ---------
           Total Stockholders' Equity (Deficit)                                                       (335,994)               1,373
                                                                                                     ---------            ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $  27,357            $  92,271
                                                                                                     =========            =========


             See accompanying notes and accountant's review report.

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PACKAGE


                                                 Six Months Ended September 30,
                                                 ------------------------------
                                                      2000             1999
                                                   (Unaudited)     (Unaudited)
                                                   -----------     -----------
REVENUE                                            $    36,883     $    49,242

COST OF GOODS SOLD                                      24,676          31,282
                                                   -----------     -----------

GROSS PROFIT                                            12,207          17,960
                                                   -----------     -----------

EXPENSES
      Depreciation and amortization                        502            --
      Consulting                                       228,703          35,277
      Professional fees                                 64,006          52,414
      Marketing expense                                 38,049          46,361
      General and administrative expense                33,979          19,952
      Rent                                              10,396           4,200
      Travel expense                                     4,161           4,201
      Stock issuance costs                               5,260            --
                                                   -----------     -----------
           Total Expenses                              385,056         162,405
                                                   -----------     -----------

LOSS FROM OPERATIONS                                  (372,849)       (144,445)
                                                   -----------     -----------

OTHER INCOME AND EXPENSES
      Gain on disposal of assets                           287            --
      Interest expense                                    (109)           --
                                                   -----------     -----------
           Total Other Income and Expenses                 178            --
                                                   -----------     -----------

LOSS BEFORE INCOME TAXES                              (372,671)       (144,445)

INCOME TAXES                                              --              --
                                                   -----------     -----------

NET LOSS                                              (372,671)       (144,445)

OTHER COMPREHENSIVE INCOME
      Foreign currency translation gain                  5,249            --
                                                   -----------     -----------

COMPREHENSIVE LOSS                                 $  (367,422)    $  (144,445)
                                                   ===========     ===========

      NET LOSS PER COMMON SHARE                    $     (0.05)    $     (0.02)
                                                   ===========     ===========

      WEIGHTED AVERAGE NUMBER OF
           BASIC AND DILUTED COMMON
           STOCK SHARES OUTSTANDING                  8,118,338       7,310,660
                                                   ===========     ===========


             See accompanying notes and accountant's review report.

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
             CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY (DEFICIT)


                                              Common Stock
                                          -------------------   Additional     Stock                                      Total
                                            Number               Paid-In    Subscriptions  Comprehensive  Accumulated  Stockholders'
                                          of Shares    Amount    Capital     Receivable       Income        Deficit       Equity
                                          ---------    ------   ---------   ------------  ------------    -----------  -------------
Balance, March 31, 1999                   7,310,660     7,311      70,189      (5,000)          --         (29,097)       43,403

Subscription received                          --        --          --         5,000           --            --           5,000

Issuance of common stock for
      cash at $0.50 per share               630,000       630     314,370        --             --            --         315,000

Issuance of common stock in
      exchange for debt at $0.50
      per share                             100,000       100      49,900        --             --            --          50,000

Net loss for year ending
      March 31, 2000                           --        --          --          --            7,252      (419,282)     (412,030)
                                          ---------    ------    --------     -------         ------     ---------     ---------

Balance, March 31, 2000                   8,040,660     8,041     434,459        --            7,252      (448,379)        1,373
                                          ---------    ------    --------     -------         ------     ---------     ---------
Issuance of common stock for
      subscription at $.001 per share        55,000        55        --           (55)          --            --            --

Issuance of common stock for
      cash at $0.50 per share                60,000        60      29,940        --             --            --            --

Subscription received                          --        --          --            55           --            --              55

Foreign currency translation adjustment        --        --          --          --            5,249          --           5,249

Net loss for the six months ended
      September 30, 2000                       --        --          --          --             --        (372,671)     (367,422)
                                          ---------    ------    --------     -------         ------     ---------     ---------
Balance, September 30, 2000
      (Unaudited)                         8,155,660    $8,156    $464,399     $  --          $12,501     $(821,050)    $(365,994)
                                          =========    ======    ========     =======        =======     =========     =========


             See accompanying notes and accountant's review report.

                        LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Six Months
                                                           Ended September 30,
                                                        ------------------------
                                                            2000         1999
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------
Cash flows from operating activities:
      Net loss                                           $(372,671)   $(144,445)
      Adjustments to reconcile net loss
           to net cash used by operating activities:
           Depreciation and amortization                       502         --
           Non-cash transactions                             3,502         --
           Gain on disposition of assets                      (287)        --
      Changes in assets and liabilities:
           Accounts receivable                             (10,906)     (24,966)
           GST receivable                                    2,879       (4,432)
           Prepaid expenses                                  7,970       22,090
           Inventory                                           223         (713)
           Accounts payable                                 72,132       88,786
           Accrued liabilities                              98,599      (16,453)
                                                         ---------    ---------
Net cash used in operating activities                     (198,057)     (80,133)
                                                         ---------    ---------

Cash flows from investing activities:
      Investment in intangibles                               --           (710)
                                                         ---------    ---------
Net cash used by investing activities                         --           (710)
                                                         ---------    ---------

Cash flows from financing activities:
      Proceeds from sale of common stock                    30,000         --
      Proceeds from stock subscriptions receivable              55        5,000
      Proceeds from short-term loan payable                101,722       67,053
                                                         ---------    ---------
Net cash provided by financing activities                  131,777       72,053
                                                         ---------    ---------

Change in cash                                             (66,280)      (8,790)

      Foreign currency translation gain                      5,272         --

Cash, beginning of period                                   63,403        9,897
                                                         ---------    ---------

Cash, end of period                                      $   2,395    $   1,107
                                                         =========    =========

Supplemental disclosures:
      Interest paid                                      $     109    $   1,203
      Income taxes paid                                  $    --      $    --

Non-cash activities:
      Exchanged office equipment for
           release from payable                          $   3,502    $    --
      Issued stock for subscription receivable           $      55    $    --


             See accompanying notes and accountant's review report.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Luna Medical Technologies, Inc., formerly Luna Technologies, Inc., (hereinafter "the Company") was incorporated January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. The financial statements include all activity of the Company and its wholly owned subsidiary, Luna Fertility Indicator, Inc. The Company has entered into an exclusive worldwide license agreement with Luna Products, Inc., the manufacturer of the Luna Fertility Indicator, to distribute the Indicator. The Company sells its product across Canada, at retail, wholesale and to distributorships, with 90% of the sales being to distributors. Subsequent to the date of these financial statements, the Company changed its focus. See Note 15. The Company maintains an office in Vancouver, British Columbia. The Company has elected a fiscal year-end of March 31.

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

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes

At September 30, 2000, the Company had net operating losses of approximately $821,000 that may be offset against operating income through 2015. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Allowance for Doubtful Accounts

The Company maintains an adequate allowance for doubtful accounts to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

Inventory

Inventory consists of the Luna Fertility Indicator, and is stated at cost, determined by the first-in first-out method. The Company maintains a minimal supply of inventory, as it has a short turnaround time with its supplier.

Advertising

Advertising costs are charged to operations in the year incurred.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. At September 30, 2000, no impairment to assets was deemed to have occurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.

Revenue Recognition

Revenues and cost of revenues are recognized when title to the product passes. Title passes when the product leaves the Company's location in Vancouver, British Columbia.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


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

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Translation of Foreign Currency

The Company has adopted Financial Accounting Standard No. 52. Foreign currency translation resulted in an aggregate exchange gain of $12,928 as of September 30, 2000. The Company recorded this transaction in the Statement of Stockholders' Equity as other comprehensive income.

Interim Financial Statements

The interim financial statements as of and for the quarter ended September 30, 2000, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $372,671 and has negative working capital for the six-month period ended September 30, 2000. The Company is currently marketing its licensed product which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek additional capital from new equity issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

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

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, payables, and accrued expenses approximate their fair value.

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

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 5 - FIXED ASSETS

Office equipment is stated at cost. Depreciation expense is computed using the straight-line method over the useful life of the asset, and amounted to $416 for the six-month period ended September 30, 2000. Accumulated depreciation differs from depreciation expense due to foreign currency translation (Note 2).

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

Trademark

The Company capitalized the expenses of acquiring the Luna trademark and will amortize the expenses over a fifteen-year period, which represents its estimated useful life, using the straight-line method. Amortization expense for the six-month period ended September 30, 2000 amounted to $86. Accumulated amortization differs from amortization expense due to foreign currency translation (Note 2).

NOTE 7 - SHORT-TERM LOANS

Short-term loans - related parties consist of the following at September 30, 2000 and March 31, 2000:

                                                   September 30,    March 31,
                                                       2000            2000
                                                     -------          ------
     Campbell Capital Advisory, Inc. (CCA)           $46,875          $   84
     Javelin Enterprises                               1,939           1,999
                                                     -------          ------
          Total                                      $48,814          $2,083
                                                     =======          ======

The CCA loan payable is unsecured, has no stated maturity and bears no interest. The Company intends to pay the balance when funds become available. CCA is a related company under the control of the Company's president (see Note 10).

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 7 - SHORT-TERM LOANS (Continued)

The Javelin note payable is unsecured, has no stated maturity and bears 10 % interest per annum. Total interest accrued during the six-month period ending September 30, 2000 amounted to $98. During December 1999, the Company issued 80,000 shares of common stock as partial satisfaction of the note. Javelin Enterprises is a stockholder of the Company (see Note 10).

NOTE 8 - COMMON STOCK

The Company is authorized to issued up to 50,000,000 shares of $0.001 par value common stock. The voting rights of the common stock is noncumulative.

Upon incorporation, 7,310,660 shares of common stock were sold, 7,170,000 at $0.001 per share, and 140,660 at $0.50 per share, under Regulation D, Rule 504.

During the year ended March 31, 2000 the Company issued 630,000 shares of common stock for cash at $0.50 per share. The Company also issued 100,000 shares of common stock in settlement of outstanding debt at $0.50 per share.

During the six months ended September 30, 2000, the Company issued 55,000 shares at $.001 per share for a subscription receivable. The Company issued an additional 60,000 shares of common stock at a cash price of $0.50 per share.

During the quarter ended June 30, 2000, the Company reached an agreement to issue 200,000 shares of stock in payment of consulting fees amounting to $100,000. These fees are currently recorded in the financial statements as accrued expenses. The Company plans to issue these shares subsequent to September 30, 2000.

NOTE 9 - WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription period in autumn of 1999. The warrants have an exercise price of $1.00 per share and expire December 1, 2000. As of September 30, 2000, no warrants had been exercised and there are 410,000 warrants issued and outstanding.

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

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 10 - PREFERRED STOCK

The Company is authorized to issue up to 50,000,000 share of $0.001 par value preferred stock. The stock does not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issued and does not carry voting rights.

No shares of preferred stock were issued as of September 30, 2000.

NOTE 11 - RELATED PARTIES

The former  president  and chief  executive  officer of the  Company,  Gordon C.
McDougall, is also the president and stockholder of Campbell Capital Advisory, Inc. (CCA), which had advanced funds to the Company to begin operations and to retain the services of an attorney. As of September 30, 2000, the Company owes CCA $46,875. In addition, CCA provides management services for a quarterly fee of $15,000 plus $12,000 for reimbursed expenses. For the six-month period ended September 30, 2000, the Company incurred a total of $38,049 in management fees and $4,161 in reimbursed expenses. As of September 30, 2000 there is an outstanding accounts payable of $22,002 to CCA.

The Company executed a promissory note in favor of a stockholder, for funds loaned to the Company. As partial satisfaction of the note, 80,000 shares of common stock were issued. As of March 31, 2000, the balance owing on the note is $1,960, plus interest of $2,107.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
The accompanying balance sheet includes $27,357 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

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

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 13 - SEGMENT INFORMATION

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

The table below presents information about the Company's reportable segments:

                                                   Six-months ended September 30, 2000
                                       ----------------------------------------------------------
                                         Luna Medical         Luna Fertility
                                       Technologies, Inc.     Indicator, Inc.       Consolidated
                                       ------------------     ---------------     ---------------
     External Revenue                   $          --         $        36,883     $        36,883
     Operating loss                     $       324,385       $        48,286     $       372,671
     Interest income                    $          --         $          --       $          --
     Depreciation and amortization      $           416       $            86     $           502
     Interest expense                   $           109       $          --       $           109
     Total assets                       $        13,092       $        14,265     $        27,357

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

NOTE 14 - YEAR 2000 ISSUES

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

                         LUNA MEDICAL TECHNOLOGIES, INC.
                       (Formerly Luna Technologies, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 15 - SUBSEQUENT EVENTS

The Company has signed and completed the agreement to acquire all issued and outstanding shares of Menathen Services, Inc.o/a Women's Health Center subsequent to the date of these financial statements. Under the terms and conditions of the acquisition, two officers of the Company will each be entitled to 200,000 shares of the Company's common stock and will also be allowed to acquire and additional 100,000 shares of the Company's common stock for each Woman's Health Center opened.

In October 2000, Stuart McNeill resigned as president of the Company and Dr. James Swanney accepted the position. The focus of the business changed at this time, and will now concentrate on the development of women's health centers. After December 1, 2000, the Company will no longer receive any revenue from sales of the Luna Fertility Indicator.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Business of the Company. Luna Medical Technologies, Inc., a Nevada corporation, formerly named Luna Technologies, Inc., was incorporated in the State of Nevada on January 19, 1999. In May, 1999, the Company changed its name to Luna Medical Technologies, Inc. Our executive offices have been relocated, effective on or about October 16, 2000, to 201-2001 McCallum Road, Abbotsford, British Columbia V2S 3N4, and our telephone number has been changed, effective on the same date, to 604.807.9948.

On or about May 11, 1999, we incorporated a wholly-owned subsidiary in British Columbia named Luna Fertility Indicator, Inc., which was intended to market and distribute the Luna Fertility Indicator, a home fertility test. On or about December 1, 2000, we sold all of our the rights to the Luna Fertility Indicator to Melissa Gervais, Inc., who was originally going to provide in-house marketing and public relations services to us to promote and market the Luna Fertility Indicator.

We have had significant changes in our management and our business plan. Our management has been entirely replaced during this fiscal quarter. Gordon McDougall resigned as a member of our board of directors effective September 20, 2000. Stuart McNeill was our president and a director from September 12, 2000, to November 6, 2000. Dr. James Swanney became our president and a director on October 17, 2000. Elizabeth Findlay became a director on October 17, 2000.

Earlier this year, on or about May 9, 2000, we accepted the resignation of Brad Desaulniers as our president and chief operating officer and as a director. Gordon McDougall was appointed to replace Mr. Desaulniers as president, and was our sole director until the appointment of Mr. McNeill. These repeated management turnovers have resulted in the company's focus and business plan shifting several times in the past fiscal year. New management believes that our new business plan, which will concentrate on the development of Women's Health Centers, will enable us to provide professional, multi-service facilities specializing in women's health issues.

We believe our new management has the medical background and business experience we need to effectuate our new business plan. Dr. Swanney received a medical degree from Glasgow Scotland in 1969 and was an industrial medical director for Rolls Royce in 1971 prior to joining Placer Development in 1973. He joined Pfizer Canada in 1979 and acquired experience in the pharmaceutical and corporate medical industry. He left Pfizer Canada to return to British Columbia and set up a private medical practice. Dr. Swanney was a founding partner of the Family Medicine Research Centre, conducting medical research for both government and private industry. He has developed drug and alcohol treatment programs and served as prsident of MSA General Hospital overseeing a large medical staff.

Elizabeth A. Findlay holds a Masters Degree in Education and a Bachelor of Nursing Science. She has significant experience as a nurse and with women's health issues and services.

We acquired Menathen Services in October, 2000. On or about October 10, 2000, we entered into an agreement to acquire all of the issued and outstanding common stock of Menathen Services, Inc., a British Columbia corporation doing business as Women's Health Center. Our business plan contemplates opening a string of these health centers, which will provide medical facilities geared specifically toward women's health issues.

We have signed a letter of intent to acquire Willow Medical Systems, Inc. On September 8, 2000, we signed a letter of intent to acquire Willow Medical Systems, Inc., a Vancouver-based British Columbia corporation which has created an Internet practice and medical records system. This system allows medical professionals access to patient records, on-line subscriptions, medical information, referrals, dictionairies, research databases, billing and accounting systems, scheduling software, Internet bulk supply purchasing and other practice management tools. It also allows patients to fill prescriptions, schedule medical appointments and receive medical information and test results on-line.

Although the concept of electronic transmission of and access to medical records over the Internet is not new, many medical professionals resisted the implementation of this type of technology due to the high costs of hardware and software, and concerns over patient privacy and the confidentiality of medical records. Now that most medical practices already have computer systems for billing and scheduling, and reliable software and systems exist to maintain the confidentiality of medical files, applications for medical software are now more readily accepted by the medical profession.

Liquidity. The Company has been in the development stage since January 19, 1999 (inception). We incurred a net loss of $372,671 and has negative working capital for the six-month period ended September 30, 2000. This has raised concerns that we may not be able to continue to operate.

Our cash has decreased from $63,403 at March 31, 2000, to $2,395 at September 30, 2000. Our inventory has also declined from inventory valued at $223 to inventory valued at $0 at September 30, 2000. Our accounts receivable have increased from $706 at March 31, 2000, to $11,612 at September 30, 2000. During the same six month period, our accounts payable have increased from $26,307 to $132,840. We have taken out short term loans from related parties, specifically, during the six-month period ended September 30, 2000 we increased our debt to Campbell Capital Advisory, Inc., which is controlled by our former president and director, Gordon McDougall, from $84 to $46,875. We also carried a short term loan for $1,939 at September 30, 2000 from one of our shareholders, Javelin Enterprises. Both of these loans are unsecured and have no stated maturity. The loan from Campbell Capital Advisory, Inc. bears no interest, while the loan from Javelin Enterprises bears interest at 10% per annum.

Results of Operations. For the six-month period ended September 30, 1999, we had $49,242 in revenue from sales of the Fertility Indicator, with $31,282 in cost of goods sold. During the same period in the year 2000, we had revenues of $36,883, with $24,676 in cost of goods sold. Our gross profit for the six-month period ended September 30, 1999 was $17,960, as compared to a gross profit for the six-month period ended September 30, 2000 of $12,207. Our expenses increased significantly in 2000 as compared to 1999. For the six-month period ended September 30, 1999 we paid a total of $35,277 in consulting fees; however, during the same six-month period in 2000, we paid a total of $228,703 in consulting fees. Our professional fees incurred increased from $52,414 in the six-month period ended September 30, 1999 to $64,006 during the same period in 2000. Our general and administrative expenses increased from $19,952 for the six-month period ended September 30, 1999 to $33,979 during the same period in 2000. Our rent also increased from $4,200 for the six-month period ended September 30, 1999 to $10,396 during the same period in 2000.

At September 30, 2000, we had total current liabilities of $363,351, a significant increase from the $90,898 in liabilities at September 30, 1999. At September 30, 2000, we had total assets of $27,357, down from $92,271 at September 30, 1999.

Currently, our only source of liquidity is the sale of our common stock. After December 1, 2000, we will no longer receive any revenue from sales of the Fertility Indicator. We will require additional capital to fund our operations and develop our women's health centers over the next 12 months. Such additional capital may be received from private or public financings, as well as borrowings and other resources. If adequate cash is not available, we may be required to curtail our operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish. No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy the cash requirements of our company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Change in Securities

During the year ended March 31, 2000, we issued 630,000 shares of our common stock for cash at $0.50 per share. We also issued 100,000 shares of our common stock in settlement of outstanding debt; this stock was also valued at $0.50 per share.

During the six months ended September 30, 2000, we issued 55,000 shares of our common stock at par value, $.001 per share, for a subscription receivable. We also issued an additional 60,000 shares of our common stock for cash at $0.50 per share.

On October 16, 2000, we entered into employment agreements with Dr. James Swanney and Elizabeth Findlay which provided, among other things, that we would issued 500,000 shares of our common stock to Dr. Swanney and 200,000 shares of our common stock to Elizabeth Findlay as incentive compensation. We filed a Registration Statement on Form S-8 with the SEC on November 20, 2000 to register Dr. Swanney's shares.

On October 16, 2000, we entered into a consulting agreement with Cameron King which provided that we would issue 100,000 shares of our common stock as compensation for consulting services.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits Required by Item 601 of Regulation S-B:

2.   Plan of Acquisition - Acquisition Agreement with Menathen Services, Inc.
3. Articles of Incorporation and Bylaws - filed as exhibits to Form 10-SB filed with the SEC on March 17, 2000 and incorporated herein by this reference
4.   Instruments  defining the rights of holders - not  applicable
10.  Material contracts
        10.1 Employment agreement with Dr. James Swann filed as exhibit to Registration Statement on Form S-8 filed with the SEC on November 20, 2000 and incorporated herein by this reference
        10.2 Employment  agreement with Dr. Elizabeth Findlay
        10.3 Consulting  Agreement with Cameron King
11. Statement re: computation of per share earnings are included in Note 2 to financial statements
15. Letter on unaudited interim financial information is included in financial statements
18.  Letter on change in accounting  principles - not applicable
19.  Reports  furnished to security holders - none
22.  Published report regarding matters submitted to vote - not applicable
24.  Power of attorney - not applicable
27.  Financial data schedule

(b) Reports on Form 8-K. On September 21, 2000, we filed a report on Form 8-K with the Commission announcing that we had accepted the resignation of Gordon McDougall as our president effective September 7, 2000 and that Mr. McDougall remained as a director. We also announced that we had approved the appointment of Stuart McNeill as our president effective September 7, 2000 and that we had approved the appointment of Mr. McNeill as a director on September 11, 2000.

On November 13, 2000, we filed a report on Form 8-K with the Commission announcing that, effective October 16, 2000, our board of directors accepted the resignation of Stuart McNeill as president and the appointment of Dr. James Swanney as president and a director. That report on Form 8-K also reported that Elizabeth A. Findlay had been appointed as a director effective October 16, 2000 and that on September 20, 2000, we had accepted the resignation of Gordon McDougall as a director.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   December 20, 2000              LUNA MEDICAL TECHNOLOGIES, INC.


                                        By:      /s/ Dr. James Swanney
                                                 --------------------------
                                                 Dr. James Swanney
                                        Its:     President and Chief
                                                   Financial Officer