Form 10-Q
period 2000-12-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2001-02-20
CIK 1089104

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549





(Check One):   [_]  Form 10-K    [_]  Form 20-F    [_]  Form 11-K
               [X]   Form 10-Q   [_]  Form N-SAR

For Period Ended: December 31, 2000

[  ]    Transition Report on Form 10-K
[  ]    Transition Report on Form 20-F
[  ]    Transition Report on Form 11-K
[  ]    Transition Report on Form 10-Q
[  ]    Transition Report on Form N-SAR

For the Transition Period Ended:

- ------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type.
    Nothing in this form shall be construed to imply that the Commissions has verified any information contained herein.
- ------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I - REGISTRANT INFORMATION

Full Name of Registrant:

Luna Medical Technologies, Inc.

Former Name if Applicable:

- ------------------------------------------------------------------------------

Address of Principal Executive Office (Street and Number)

c/o Suite 527, 999 Canada Place

City, State and  Zip Code

Vancouver, British Columbia, Canada V6C 3E1

PART II - Rules 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box, if appropriate)

     (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

|X| (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribe due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

     (b) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period. (Attach Extra Sheets if Needed).

Certian banking information is required before we can finalize financial statements.


PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification.

     Tracey St. Denis         (604)                         682-8439
       (Name)               (Area Code)                 (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities and Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the
     answer is no, identify report(s).     [X]  Yes   [  ]  No

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------

Luna Medical Technologies, Inc. has caused this notification to be signed on its behalf by the undersigned, Thereunto duly authorized, in the City of Vancouver, British Columbia, Canada, on February 14, 2000.

                                              Luna Medical Technologies, Inc.,
                                              a Nevada Corporation

                                              By:              /s/
                                                       ---------------------
                                                       Dr. James Swanney
                                              Its:     President


INSTRUCTION: The form may be signed by an executive office of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

- ------------------------------------------------------------------------------
                                   ATTENTION:
            Intentional misstatements or omissions of fact constitute
               Federal Criminal Violations (See 18 U.S.C. 1001).
- ------------------------------------------------------------------------------