Form 10QSB
period 2000-12-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2001-03-01
CIK 1089104

				   UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				Washington, DC 20549

				     FORM 10-SBQ

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

		For the quarterly period ended December 31, 2000

					OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

		For the transition period from ________ to __________

			   Commission File No. 0-27122


			    LUNA MEDICAL TECHNOLOGIES, INC.
		(Exact Name of Registrant as Specified in its Charter)

	Nevada				  	      980207745
(State of Other Jurisdiction of		(I.R.S. Employer Identification Number)
 Incorporation or Organization)

100 - 2296 McCallum Road, Abbottsford, BC	  	   V2S3P4
(Address of principal executive offices)		(Postal Code)

				(604) 859-9074
		(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

			YES [X]			NO [ ]

The number of shares of the Registrant's common stock outstanding as of February 20, 2001 was 8,155,660.

			 LUNA MEDICAL TECHNOLOGIES, INC.

				    INDEX

PART 1 -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet
December 31, 2000 and March 31, 1999 ...................................3

Statement of Operations
Nine months ended December 31, 2000 and December 31, 1999...............4

Statement of Shareholders' Equity/(Deficit)
December 31, 2000 and March 31, 1999 ...................................5

Cash Flow Statement
Nine months ended December 31, 2000 and December 31, 1999...............6

Notes to Financial Statements...........................................7


Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations............................14


PART II - OTHER INFORMATION

Signatures.............................................................15

LUNA MEDICAL TECHNOLOGIES, INC.
(Formerly Luna Technologies, Inc.)
BALANCE SHEET
AS AT DECEMBER 31, 2000

(Unaudited)

							             (Note 2)
        						 December 31 March 31
						             2000 	1999
       							  (Unaudited) (Audited)
ASSETS
CURRENT ASSETS
 Cash (Notes 3(viii) and 4)       				$1,361  $63,403
 Accounts receivable,net of allowance(Note 3(v))                -         706
 Accounts receivable - related party (Notes 5, 11, and 14)       7,972     -
 Goods and services tax receivable              		   928   10,476
 Prepaid expenses                    				  -       9,421
 Inventory          				             	  -         223

						                10,261   84,229

PROPERTY, PLANT AND EQUIPMENT (Notes 3(vii) and 6)
 Office equipment                				 2,543    6,045
 Accumulated depreciation                  			 (840)     (504)

						                 1,703    5,541

OTHER ASSETS
 Licensing agreement                        			  -           1
 Trademark, net of amortization                    		  -       2,500

          					                  -       2,501

 Total Assets       						$11,964 $92,271


LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
 Accounts payable       					$45,763 $26,307
 Accounts payable - related parties (Note 11)           	 22,002  59,169
 Accrued expenses      					        101,017   3,339
 Short-term loans            				          2,704    -
 Advances from shareholders (Notes 7 and 11)         		167,617   2,083

 Total Liabilities             					339,103  90,898


COMMITMENTS AND CONTINGENCIES    		                   -       -


SHAREHOLDERS' EQUITY/(DEFICIT)
 Preferred shares, 5,000,000 shares authorized, $0.001 par value;
   no shares issued and outstanding (Note 8)
 Common shares, 50,000,000 shares authorized, $0.001 par value;
    8,155,660 and 8,040,660 shares issued
    and outstanding respectively (Note 9)              		 8,156    8,041
 Additional paid-in capital             		       464,399  434,459
 Accumulated deficit            			      (806,946)(448,379)
 Accumulated other comprehensive income            	         7,252    7,252

           						      (327,139)   1,373

 Total Liabilities and Shareholders' Equity/(Deficit)          $11,964 $ 92,271





The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.
(Formerly Luna Technologies, Inc.)
STATEMENT OF OPERATIONS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)

      								     (Note 2)
      						        December 31 December 31
     							    2000 	1999
  						       (Unaudited) (Unaudited)


REVENUE    					     $      -     $     -
COST OF GOODS SOLD                    			    -           -

GROSS PROFIT                   				    -           -

EXPENSES
 Consulting				                 205,897      53,420
 Legal             				    	  45,000      31,180
 Office and telephone               			  23,297      18,574
 Auditing and accounting              			  19,335      11,977
 Management fees            				  17,389        -
 Rent                  					   8,899        -
 Marketing expenses                 			   8,682        -
 Transfer agent                				   5,978       4,466
 Travel                  				   3,142       4,244
 Depreciation (Note 6)                     		     624        -
 Bank charges and interest                		     350       5,599

  						         338,593     129,460

LOSS FROM CONTINUING OPERATIONS     			(338,593)   (129,460)

OTHER INCOME AND EXPENSES
 Gain on disposal of assets               		     213        -
 Foreign exchange loss (Note 3(xii))             	  (7,507)       -
 Interest expense                  			    (259)       -

           					          (7,553)       -

LOSS BEFORE INCOME TAXES FROM CONTINUING OPERATIONS     (346,146)   (129,460)

INCOME TAXES   				                    -           -

DISCONTINUED OPERATIONS (Notes 1 and 13):
 Income/(loss) from Luna Fertility Indicator, Inc.
    disposed of on November 30, 2000         		 (48,286)    (91,789)
 Gain on disposal of Luna Fertility Indicator, Inc.       35,865        -

NET LOSS        				       $(358,567)  $(221,249)


Net loss per common share from continuing operations   $   (0.04)  $   (0.02)
Net loss per common share from discontinued operations       -         (0.01)

NET LOSS PER COMMON SHARE     			       $   (0.04)  $   (0.03)

WEIGHTED AVERAGE NUMBER OF BASIC AND
  DILUTED COMMON SHARES OUTSTANDING       	       8,130,824   7,356,215






The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.
(Formerly Luna Technologies, Inc.)
STATEMENT OF SHARHOLDERS' EQUITY/(DEFICIT)
AS AT DECEMBER 31, 2000

(Unaudited)




COMMON STOCK

Opening, March 31, 1999			   7,310,660   $      7,311
Sale of common shares at $0.50 per share     630,000            630
Sale of common shares at $0.50 per share     100,000		100

Balance, March 31, 2000                    8,040,660	      8,041
Sale of common shares at $0.001 per share     55,000             55
Sale of common shares at $0.50 per share      60,000             60

Balance, December 31, 2000      	   8,155,660	$     8,156


ADDITIONAL PAID-IN CAPITAL

Opening, March 31, 1999					$    70,189
Sale of common shares at $0.50 per share		    314,370
Sale of common shares at $0.50 per share 		     49,900

Balance, March 31, 2000					    434,459
Sale of common shares at $0.50 per share		     29,940

Balance, December 31, 2000				$   464,399


DEFICIT

Opening, March 31, 1999					$   (29,097)
Net loss for y/e March 31, 1999				   (419,282)

Balance, March 31, 1999					   (448,379)
Net loss for p/e December 31, 2000			   (358,567)

Balance, December 31, 2000				$  (806,946)


COMPREHENSIVE INCOME

Opening, March 31, 1999					$      -
Net income for y/e March 31, 1999			      7,252

Balance, March 31, 1999					      7,252
Net income for p/e December 31, 2000			       -

Balance, December 31, 2000				$     7,252


TOTAL SHAREHOLDERS' EQUITY				$  (327,139)


The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.
(Formerly Luna Technologies, Inc.)
CASH FLOW STATEMENT
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)

							         (Note 2)
      						   December 31 December 31
						       2000 	  1999
       						  (Unaudited) (Unaudited)

OPERATING ACTIVITIES
 Net loss  				       $  (358,567)  $  (221,249)
 Add items not involving cash
  Gain on disposal of subsidiary     	            35,865          -
  Office equipment exchanged for account payable     3,502          -
  Depreciation                  		       624          -
  Gain on disposal of assets       	              (213)         -

          					  (318,789)     (221,249)
 Changes in non-cash working capital items
  Accounts receivable                 		       706       (17,479)
  Goods and services tax receivable                  9,548        (4,276)
  Prepaid expenses               		     9,421           661
  Inventory             			       223        (2,488)
  Accounts payable       			   (17,711)       70,034
  Accrued liabilities        			    97,678       (16,453)

 Cash provided/(used) by operating activities     (218,924)     (191,250)


INVESTING ACTIVITIES
 Trademark registration costs                         -           (2,552)
 Accounts receivable - related party                (7,972)         -
 Disposal of subsidiary     		           (33,439)         -

 Cash provided/(used) by investing activities      (41,411)       (2,552)


FINANCING ACTIVITIES
 Investor deposits    		                      -           30,000
 Proceeds from short term loans payable            168,238        13,585
 Proceeds from sale of common shares                30,000       205,000
 Receipt of stock subscriptions receivable              55         5,000

 Cash provided/(used) by financing activities      198,293       253,585

CASH INCREASE/(DECREASE)          		   (62,042)       59,783

CASH, BEGINNING OF PERIOD      			    63,403         9,897

CASH, END OF PERIOD     		 	   $ 1,361  	$ 69,680



SUPPLEMENTAL DISCLOSURE:
 Interest paid    				   $   259      $  3,533
 Income taxes paid      			   $  -         $   -

NON-CASH ACTIVITIES:
 Exchanged office equipment
    for release from payable     		   $  3,502     $   -
 Gain on disposal of subsidiary                    $ 35,865     $   -
 Issued stock for subscription receivable          $     55     $   -


The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000
(Unaudited)


1.  ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Luna Medical Technologies, Inc., formerly Luna Technologies, Inc.,(the"Company") was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.

The financial statements include all activity of the Company. Effective November 30, 2000 the Company disposed of its wholly-owned subsidiary, Luna Fertility Indicator, Inc., for $1. The Company has changed its focus and is negotiating an agreement to acquire all the issued and outstanding shares of Menathen Services, Inc. o/a Women's Health Centre (see Note 14).

The Company maintains an office in Vancouver, British Columbia. The Company has elected a fiscal year-end of March 31.


2. COMPARATIVE FIGURES

The figures presented for comparative purposes have been restated to exclude the accounts of a wholly-owned subsidiary that was disposed on November 30, 2000. The figures presented include only the accounts of the Company.

All figures reported are in US dollars.


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding the Company's financial statements. The financial statements and notes are representative of the Company's management which is responsible for their integrity and objectivity.

(ii) Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

(ii) Loss Per Share

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

(iii) Provision for Taxes

At December 31, 2000, the Company had net operating losses of approximately $806,000 that may be offset against operating income through 2015. No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(iv) Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

(v) Allowance for Doubtful Accounts

The Company maintains an adequate allowance for doubtful accounts to cover anticipated bad debts. Accounts receivable are charged against the allowance when it is determined by the Company that payment will not be received.

(vi) Advertising

Advertising costs are charged to operations in the year incurred.

(vii) Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. At December 31, 2000, no impairment to assets was deemed to have occurred.

(viii) Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents. At December 31, 2000, there were no cash equivalents.

(ix) Derivative Instruments

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(x) Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. The Company's policy will be to recognize the cost of compensated absences when actually paid to employees.

(xi) Reclassifications

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit previously reported.

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(xii) Foreign Currency Transactions

All figures presented are in US dollars. Foreign currency transactions are translated to US dollars using the exchange rate in effect at the time of the transaction. Foreign currency transactions resulted in an aggregate exchange loss of $7,507 as at December 31, 2000. The Company recorded this transaction in the Statement of Operations as a foreign exchange loss.

(xiii) Interim Financial Statements

The interim financial statements as of and for the quarter ended December 31, 2000, included herein, have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

(xiv)	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $463,884 and has negative working capital for the nine-month period ended December 31, 2000.
The Company is currently negotiating an agreement to acquire all the issued and outstanding shares of Menathen Services, Inc. o/a Women's Health Centre (see Note 14), which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management intends to seek additional capital from new debt (see Note 14) and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xiv) Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables, and accrued expenses approximate their fair value.


4. CASH

The Company maintains two cash accounts in a bank in Vancouver, British Columbia and one cash account in a bank in Abbotsford, British Columbia. The Canadian dollar accounts are insured up to a maximum of CDN$60,000 per account; however, the US dollar account is not insured.


5. ACCOUNTS RECEIVABLE - RELATED PARTY

The Company advanced $7,972 (March 31, 2000 - Nil) to Menathen Services, Inc. o/a Women's Health Centre, a company owned by the president of the Company (see
Note 11).

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)

6. PROPERTY, PLANT, AND EQUIPMENT

Office equipment is stated at cost. Depreciation is computed using the straight -line method over the useful life of the asset. Depreciation for the nine months ended December 31, 2000 was $624.


7. ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at December 31, 2000:

(i) There was an advance from Campbell Capital Advisory, Inc. totalling $83,440 (March 31, 2000 - $84). The amount is unsecured and bears no interest. The Company intends to pay this amount when funds become available. Campbell Capital Advisory, Inc. is a related company under the control of the Company's former president (see Note 11).

(ii) There is a note payable to Javelin Enterprises totalling $2,089 (March 31, 2000 - $1,999). The note payable is unsecured, has no stated maturity, and bears 10% interest per annum. Total interest accrued during the nine-months ended December 31, 2000 amounted to $150. During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note. Javelin Enterprises is a shareholder of the Company (see Note 11).

(iii) There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2000 - Nil). The amount is unsecured and bears no interest. The Company intends to pay this amount when funds become available. Dr. Swanney is the president of the Company (see Note 11).

(iv) There was an advance from King Capital Corporation totalling $81,888 (March 31, 2000 - Nil). The amount is unsecured and bears no interest. The Company intends to issue shares for the amount of this advance prior to March 31, 2001. King Capital Corporation is a shareholder of the Company (see Note 11).


8. PREFERRED STOCK

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.


9. COMMON SHARES

The Company is authorized to issue up to 50,000,000 common shares with a par value of $0.001 per share. The voting rights of the common shares are non-cumulative.

Upon incorporation, 7,310,660 common shares were sold, 7,170,000 at $0.001 per share and 140,660 at $0.50 per share.

During the year ended March 31, 2000, the Company issued 630,000 common shares for cash at $0.50 per share. The Company also issued 100,000 common shares in settlement of outstanding debt at $0.50 per share.

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)


9. COMMON SHARES - Continued

During the nine months ended December 31, 2000, the Company issued 55,000 shares at $0.001 per share for a subscription receivable. The Company also issued 60,000 shares of common shares at a cash price of $0.50 per share.

During the quarter ended December 31, 2000, the Company reached an agreement to issue 200,000 common shares in payment of consulting fees totalling $100,000. These fees are currently recorded in the financial statements as accrued expenses. The Company plans to issue these shares prior to March 31, 2001.



10. WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription period in the fall of 1999. The warrants had an exercise price of $1.00 per share which expired on December 1, 2000. As of December 1, 2000, no warrants had been exercised and all warrants have expired.

The Company does not have a formal stock option plan; however, the Company issued options to two consultants during the year ended March 31, 2000. The options had no value due to the fact that the exercise price was in excess of the fair market value on the date of grant. On May 8, 2000, the Company cancelled this agreement with the required 30 days notice, and the consultants relinquished their claim to these options.



11. RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. ("CCA") which had advanced funds to the Company to begin operations and to retain the services of an attorney. As of December 31, 2000, the Company owes CCA $83,440. In addition, CCA provided management services for a quarterly fee of $15,000 plus $12,000 for reimbursed expenses. For the nine-months ended December 31, 2000, the Company incurred management fees totalling $38,049 and reimbursed expenses totalling $4,161. At December 31, 2000, there is an outstanding accounts payable totalling $22,002 to CCA.

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued. As of December 31, 2000, the balance owing on the note was $1,939 plus interest of $150.

The president of the Company, Dr. James Swanney, is also the president of Menathen Services Inc. o/a Women's Health Centre. As of December 31, 2000, the Company owes Dr. Swanney $200 and advanced $7,972 to Menathen Services Inc. (see Notes 5 and 14).

As at December 31, 2000, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $81,888.

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)

12. FOREIGN OPERATIONS

The accompanying balance sheet includes $11,964 relating the Company's assets in Canada. Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.


13. DISCONTINUED OPERATIONS

On November 30, 2000, the Company adopted a formal plan to sell its wholly-owned subsidiary, Luna Fertility Indicator, Inc. and completed the sale. The assets sold consisted of a licensing agreement. The selling price was $1. Assets and liabilities of Luna Fertility Indicator, Inc. sold consisted of the following:

							30Nov00	31Dec99
Licensing agreement					 $1	  $1


Operating results of Luna Fertility Indicator, Inc. for the nine months ended December 31, 2000, are shown separately in the accompanying income statement.

Net sales of Luna Fertility Indicator, Inc. for the nine months ended December 31, 2000 and 1999 were $61,730 and $103,401 respectively. These amounts are not included in net sales in the accompanying Statement of Operations.

							30Nov00	31Dec99

	Sales						$61,730	$103,401
	Cost of sales					 24,847   68,524
	Gross profit					 36,883	  34,877
	Expense						 85,169  126,666
	Income/(loss) before taxes			(48,286) (91,789)
	Income taxes					 -	  -
	Net income/(loss)			       $(48,286)$(91,789)


14. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify the year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations.
It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

LUNA MEDICAL TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000

(Unaudited)

15. SUBSEQUENT EVENTS

The Company is negotiating an agreement to acquire all the issued and outstanding shares of Menathen Services, Inc. o/a Women's Health Centre. Under the terms and conditions of the agreement, two officers of the Company will be entitled to 20,000,000 common shares of the Company as consideration for all the issued and outstanding shares of Menathen Services, Inc. o/a Women's Health Centre.

The Company expects to complete a "best efforts" debenture financing of up to CDN$2,500,000 prior to March 31, 2001. The debenture will bear interest at 10% per annum for a 7 year term with a 1/2% sinking fund provision.

LUNA MEDICAL TECHNOLOGIES, INC.
MANAGEMENT DISCUSSION AND ANALYSIS
FOR THE NINE-MONTH PERIOD ENDED DECEMBER 31, 2000


Effective November 30, 2000, Luna Medical Technologies, Inc. (the "Company") disposed of its wholly-owned subsidiary, Luna Fertility Indicator, Inc., for $1. The Company has changed its focus and is negotiating an agreement to acquire all the issued and outstanding shares of Menathen Services, Inc. o/a Women's Health Centre.

The Company expects to complete a "best efforts" debenture financing of up to CDN$2,500,000 prior to March 31, 2001. The debenture will bear interest at 10% per annum for a 7 year term with a 1/2% sinking fund provision.

				    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 20, 2001		LUNA MEDICAL TECHNOLOGIES, INC.


					By:	/s/ Dr. James Swanney
					-----------------------------------
					Dr. James Swanney
					President