Form 10KSB
period 2001-03-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-03-12
CIK 1089104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934, for the fiscal year ended March 31, 2001

Commission File No.  __________

LUNA MEDICAL TECHNOLOGIES, INC.

(Exact name of the registrant as specified in its charter)

NEVADA	98-0207745
(State or other jurisdiction of	(I.R.S. Employer Identification Number
incorporation or organization

c/o Suite 677, 999 Canada Place

Vancouver, British Columbia, Canada V6C 3E1
(Address of principal executive offices)

(604) 682-8439

(Registrant’s Telephone Number, including Area Code)

Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ( X )

No (    )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (   )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).  As at March 31, 2001 – US$0.00.

The number of shares outstanding of the issuer’s only class of Common Stock, $.001 par value, was 8,095,660 on March 31, 2001.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT MARCH 31, 2001

------INDEX------

Auditors’ Report

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

Auditors' Report

To the Shareholders of

Luna Medical Technologies, Inc.

(formerly Luna Technologies, Inc.)

We have audited the balance sheets of Luna Medical Technologies Inc. (formerly Luna Technologies Inc.) as at March 31, 2001 and the statements of operations, changes in shareholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at March 31, 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The financial statements as at March 31, 2000 and for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated July 12, 2000.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“MacKay LLP”

Vancouver,  Canada.

Chartered Accountants

July 24, 2002

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEET

AS AT MARCH 31, 2001

		(Note 2)
	March 31, 2001	March 31, 2000
ASSETS
CURRENT ASSETS
Cash (Notes 3(viii) and 4)	$ 3	$ 57,343
Goods and services tax receivable	-	3,501
Prepaid expenses	-	9,421

3	70,265

PROPERTY, PLANT AND EQUIPMENT (Note 3(vii))
Office equipment	-	6,045
Accumulated depreciation	-	(504)

-	5,541

OTHER ASSETS
Investment in Luna Fertility Indicator, Inc. (Note 12)	-	1
Due from Luna Fertility Indicator, Inc.	-	2,348

-	2,349

Total assets	$ 3	$ 78,155

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 72,002	$ 12,191
Accounts payable – related parties	-	59,169
Accrued expenses	7,133	3,339
Short-term loans (Note 5)	32,704	-
Advances from shareholders (Notes 6 and 10)	205,068	2,083

Total liabilities	316,907	76,782

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding (Note 7)
Common shares, 50,000,000 shares authorized, $0.001 par value; 8,095,660 and 8,040,660 shares issued and outstanding respectively (Note 8)	8,096	8,041
Additional paid-in capital	434,459	434,459
Accumulated deficit	(759,459)	(448,379)
Accumulated other comprehensive income	-	7,252

(316,904)	1,373

Total liabilities and shareholders’ equity/(deficit)	$ 3	$ 78,155

Approved by the Directors:

/s/ Brent SHaw_____________

/s/ Brad Hofstad____________

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2001

		(Note 2)
	March 31, 2001	March 31, 2000
EXPENSES
Legal	$ 66,206	$ 36,551
Auditing and accounting	33,108	12,060
Management fees	17,389	74,982
Office and telephone	15,139	18,202
Promotion and entertainment	13,391	4,554
Bank charges and interest	11,256	2,968
Marketing expenses	9,862	84,489
Rent	8,898	3,739
Transfer agent	5,910	6,180
Travel	3,142	11,395
Regulatory authorities	200	459
Depreciation	-	504

184,501	256,083

LOSS FROM CONTINUING OPERATIONS	184,501	256,083

OTHER EXPENSES
Consulting fees	114,623	50,871
Foreign exchange loss (Note 3(xii))	8,213	5,798

122,836	56,669

INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	307,337	312,752

INCOME TAXES	-	-

DISCOUNTED OPERATIONS (Notes 1 and 12)
Loss from Luna Fertility Indicator, Inc. disposed of on November 30, 2000	3,743	106,530

NET LOSS	$ 311,080	$ 419,282

Net income/(loss) per common share from continuing operations	$ (0.04)	$ (0.04)
Net income/(loss) per common share from discontinued operations	$ (0.00)	$ (0.01)

NET LOSS PER COMMON SHARE	$ (0.04)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,091,441	7,447,190

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT MARCH 31, 2001

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)
Balance, March 31, 1999	7,310,660	$ 7,311	$ 70,189	$ (5,000)	$ -	$ (29,097)	$ 43,403

Subscriptions received	-	-	-	5,000	-	-	5,000

Issuance of common shares for cash at $0.50 per share	630,000	630	314,370	-	-	-	315,000

Issuance of common shares in exchange for debt at $0.50 per share	100,000	100	49,900	-	-	-	50,000

Net loss for the year ended March 31, 2000	-	-	-	-	7,252	(419,282)	(412,030)

Balance, March 31, 2000	8,040,660	8,041	434,459	-	7,252	(448,379)	1,373

Issuance of common shares for subscription at $0.001 per share	55,000	55	-	(55)	-	-	-

Subscription received	-	-	-	55	-	-	55

Net loss for the year ended March 31, 2001	-	-	-	-	(7,252)	(311,080)	(318,332)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

CASH FLOW STATEMENT

FOR THE YEAR ENDED MARCH 31, 2001

		(Note 2)
	March 31, 2001	March 31, 2000
OPERATING ACTIVITIES
Net loss	$ (311,080)	$ (419,282)
Add items not involving cash
Loss on disposal of subsidiary	3,743	106,530
Office equipment exchanged for debt	5,541	-
Depreciation	-	504

	(301,796)	(312,248)

Changes in non-cash working capital items
Goods and services tax receivable	3,501	(3,501)
Prepaid expenses	9,421	(9,421)
Accounts payable	59,811	15,731
Accrued liabilities	3,794	(13,114)

Cash provided/(used) by operating activities	(225,269)	(322,553)

INVESTING ACTIVITIES
Advances to subsidiary	(8,646)	-
Office equipment purchased	-	(6,045)

Cash provided/(used) by investing activities	(8,646)	(6,045)

FINANCING ACTIVITIES
Advances from shareholders	202,985	-
Advances from related parties	(59,169)	-
Proceeds from short-term loans payable	32,704	(2,386)
Proceeds from sale of common shares	55	365,000
Receipt of stock subscriptions receivable	-	5,000

Cash provided/(used) by financing activities	176,575	367,614

CASH INCREASE/(DECREASE)	(57,340)	39,016

CASH, BEGINNING OF YEAR	57,343	18,327

CASH, END OF YEAR	$ 3	$ 57,343

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 10,813	$ 2,588
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ 5,541	$ -
Loss on disposal of subsidiary	$ 3,743	$ 106,530
Issued stock for subscription receivable	$ -	$ 5,000

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2001

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Luna Medical Technologies, Inc., formerly Luna Technologies, Inc., (the “Company”) was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity.  On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.

The financial statements include all activity of the Company.  Effective November 30, 2000 the Company disposed of its wholly-owned subsidiary, Luna Fertility Indicator, Inc., for $1.  The Company is seeking a major transaction.

The Company maintains an office in Vancouver, British Columbia.  The Company has elected a fiscal year-end of March 31.

2.

COMPARATIVE FIGURES

The figures presented for comparative purposes have been restated to exclude the accounts of the wholly-owned subsidiary that was disposed on November 30, 2000.  The figures presented include only the accounts of the Company.

All figures reported are in US dollars.

3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding the Company’s financial statements.  The financial statements and notes are representative of the Company’s management which is responsible for their integrity and objectivity.

(i)

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

(ii)

Loss Per Share

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

(iii)

Provision for Taxes

At March 31, 2001, the Company had net operating losses of approximately $760,000 that may be offset against operating income through 2015.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

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

(vii)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At March 31, 2001, there were no long-lived assets.

(viii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  At March 31, 2001, there were no cash equivalents.

(ix)

Derivative Instruments

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(x)

Compensated Absences

The Company has no employees.  At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

(xi)

Reclassifications

Certain amounts from prior years have been reclassified to conform with the current year presentation.  This reclassification has resulted in no changes to the Company’s accumulated deficit previously reported.

(xii)

Foreign Currency Transactions

All figures presented are in US dollars.  Foreign currency transactions are translated to US dollars using the exchange rate in effect at the time of the transaction.  Foreign currency transactions resulted in an aggregate exchange loss of $8,213 as at March 31, 2001.  The Company recorded this transaction in the Statement of Operations as a foreign exchange loss.

(xiii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $311,080 and has negative working capital for the year ended March 31, 2001.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital from new debt and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xiv)

Fair Value of Financial Instruments

The carrying amounts of cash, payables, and accrued expenses approximate their fair value.

4.

CASH

The Company maintains a Canadian dollar cash account in a bank in Vancouver, British Columbia. The account is insured up to a maximum of CDN$60,000.

5.

SHORT-TERM LOANS

There are four short-term loans payable which are due on demand and without interest.

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at March 31, 2001:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $115,997 (March 31, 2000 - $84). The amount is unsecured and bears 10% interest per annum.  The Company intends to issue shares for the amount of this advance.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Note 10).

(ii)

There is a note payable to Javelin Enterprises totalling $2,089 (March 31, 2000 - $1,999).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the year ended March 31, 2001 was $90.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 10).

(iii)

There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2000 – Nil).  The amount is unsecured and bears no interest.  The Company intends to pay this amount when funds become available.  Dr. Swanney was the president of the Company (see Note 10).

(iv)

There was an advance from King Capital Corporation totalling $86,782 (March 31, 2000 – Nil).  The amount is unsecured and bears no interest.  The Company intends to issue shares for the amount of this advance.  King Capital Corporation is a shareholder of the Company (see Note 10).

7.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

8.

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

During the year ended March 31, 2001, the Company issued 55,000 shares at $0.001 per share for a subscription receivable that was subsequently paid.

9.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of March 31, 2001, no warrants had been exercised and all warrants expired.

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

10.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of March 31, 2001, the Company owes CCA $115,997. For the year ended March 31, 2001, the Company incurred management fees totalling $38,049 and reimbursed expenses totalling $4,161 (see Note 6).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company.  As partial satisfaction of the note, 80,000 common shares were issued.  As of March 31, 2001, the balance owing on the note was $1,939 plus interest of $150 (see Note 6).

The former president of the Company, Dr. James Swanney, is also the president of Menathen Services Inc. o/a Women’s Health Centre.  As of March 31, 2001, the Company owes Dr. Swanney $200 (see Note 6).

As at March 31, 2001, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $86,782 (see Note 6).

11.

FOREIGN OPERATIONS

The accompanying balance sheet includes $3 relating to the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

12.

DISCONTINUED OPERATIONS

On November 30, 2000, the Company adopted a formal plan to sell its wholly-owned subsidiary, Luna Fertility Indicator, Inc. and completed the sale.  The assets sold consisted  of a licensing agreement.  The selling price was $1.  Assets and liabilities of Luna Fertility Indicator, Inc. sold consisted of the following:

	30 NOV 00	31 MAR 00
Licensing agreement	$ 1	$ 1

Operating results of Luna Fertility Indicator, Inc. for the year ended March 31, 2001, are shown separately in the following statement.

Net sales of Luna Fertility Indicator, Inc. for the year ended March 31, 2001 and 2000 were $61,730 and $103,401 respectively.  These amounts are not included in net sales in the Statement of Operations.

	30 NOV 00	31 MAR 00

Sales	$ 61,730	$ 103,401
Cost of sales	24,847	68,524

Gross profit	36,883	34,887
Expense	85,169	126,666

Income/(loss) before taxes	(48,286)	(91,789)
Income taxes	-	-

Net income/(loss)	$ (48,286)	$ (91,789)

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE YEAR ENDED MARCH 31, 2001

Effective November 30, 2000, Luna Medical Technologies, Inc. (the “Company”) disposed of its wholly-owned subsidiary, Luna Fertility Indicator, Inc., for $1.  The Company is currently seeking a major transaction.

As discussed in Note 2 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

February 26, 2003

LUNA MEDICAL TECHNOLOGIES, INC.

By:

/s/  Brent Shaw

Name:

Brent Shaw

Title:

President

(Principal Executive Officer and Principal Financial Officer)

CERTIFICATIONS

I, Brent Shaw, certify that:

1.  I have reviewed this year end report of Luna Medical Technologies, Inc.

2.  Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3.  Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the year end report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the “Evaluation Date”); and

c)  presented in this year end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this year end report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/  Brent Shaw

Name:

Brent Shaw

Title:

President

(Acting Principal Executive Officer)

I, Brent Shaw, certify that:

1.  I have reviewed this year end  report of Luna Medical Technologies, Inc.

2.  Based on my knowledge, this year end report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year end report;

3.  Based on my knowledge, the financial statements, and other financial information included in this year end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year end report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the year end report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this year end report (the “Evaluation Date”); and

c)  presented in this year end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this year end report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ Brent Shaw

Name:

Brent Shaw

Title:

President

(Acting Principal Financial Officer)