Form 10QSB
period 2001-06-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-03-12
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ……………  to ……………

Commission File No._______________

LUNA MEDICAL TECHNOLOGIES, INC.

(Exact name of the Registrant as specified in its charter)

NEVADA

98-0207745

(State of other jurisdiction of

(I.R.S. Employer Identification Number)

incorporation or organization)

c/o Suite 677, 999 Canada Place

Vancouver, British Columbia, Canada V6C 3E1
(Address of principal executive offices)

(604) 682-8439

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

YES [X]

NO[  ]

The number of shares of the Registrant’s common stock outstanding as of June 30, 2001 was 8,095,660.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT JUNE 30, 2001

------INDEX------

Notice to Reader

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

T.A. ST. DENIS & ASSOCIATES INC.

677 – 999 Canada Place

Vancouver, British Columbia

V6C 3E1

NOTICE TO READER

I have compiled the balance sheet of Luna Medical Technologies, Inc. as at June 30, 2001, the statement of operations, the statement of shareholders’ equity/(deficit), and the cash flow statement for the three months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

“Tracey St. Denis”

Tracey St. Denis

Certified General Accountant

Vancouver, British Columbia

July 24, 2002

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEET

AS AT JUNE 30, 2001

(Unaudited – See Notice to Reader)

(Note 2)
	June 30, 2001	March 31, 2001
ASSETS
CURRENT ASSETS
Cash (Note 3(viii))	$ 3	$ 3

Total Assets	$ 3	$ 3

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 80,744	$ 72,002
Accrued expenses	7,133	7,133
Short-term loans (Note 4)	32,704	32,704
Advances from shareholders (Notes 5 and 9)	208,020	205,068

Total Liabilities	328,601	316,907

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 6)
Common shares, 50,000,000 shares authorized, $0.001 par value;
8,095,660 and 8,095,660 shares issued and outstanding respectively (Note7)	8,096	8,096
Additional paid-in capital	434,459	434,459
Accumulated deficit	(771,153)	(759,459)

(328,598)	(316,904)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ 3	$ 3

Approved by the Directors:

/s/ Brent Shaw__________________

/s/ Brad Hofstad_________________

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

(Unaudited – See Notice to Reader)

		(Note 2)
	June 30, 2001	March 31, 2001
EXPENSES
Legal	$ 3,826	$ 66,206
Auditing and accounting	3,413	33,108
Bank charges and interest	2,955	11,256
Transfer agent	1,500	5,910
Management fees	-	17,389
Office and telephone	-	15,139
Promotion and entertainment	-	13,391
Marketing expenses	-	9,862
Rent	-	8,898
Travel	-	3,142
Regulatory authorities	-	200

11,694	184,501

LOSS FROM CONTINUING OPERATIONS	11,694	184,501

OTHER EXPENSES
Foreign exchange loss (Note 3(xi))	-	8,213
Consulting fees	-	114,623

-	122,836

INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	11,694	307,337

INCOME TAXES	-	-

DISCONTINUED OPERATIONS
Loss from Luna Fertility Indicator, Inc. disposed of on November 30, 2000	-	3,743

NET LOSS	$ 11,694	$ 311,080

Net income/(loss) per common share from continuing operations	$ -	$ (0.04)
Net income/(loss) per common share from discontinued operations	-	(0.00)

NET LOSS PER COMMON SHARE	$ -	$ (0.04)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,095,660	8,091,441

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT JUNE 30, 2001

(Unaudited – See Notice to Reader)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)
Balance, March 31, 2000	8,040,660	$ 8,041	$ 434,459	$ -	$ 7,252	$ (448,379)	$ 1,373

Issuance of common shares for subscription at $0.001 per share	55,000	55	-	(55)	-	-	-

Subscription received	-	-	-	55	-	-	55

Net loss for the year ended March 31, 2001	-	-	-	-	(7,252)	(311,080)	(318,332)

Balance, March 31, 2001	8,095,660	8,096	434,459	-	-	(759,459)	(316,904)

Net loss for the quarter ended June 30, 2001	-	-	-	-	-	(11,694)	(11,694)

Balance, June 30, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (771,153)	$ (328,598)

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

CASH FLOW STATEMENT

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

(Unaudited – See Notice to Reader)

		(Note 2)
	June 30, 2001	March 31, 2001
OPERATING ACTIVITIES
Net loss	$ (11,694)	$ (311,080)
Add items not involving cash
Loss on disposal of subsidiary	-	3,743
Office equipment exchanged for debt	-	5,541

	(11,694)	(301,796)

Changes in non-cash working capital items
Goods and services tax receivable	-	3,501
Prepaid expenses	-	9,421
Accounts payable	8,742	59,811
Accrued liabilities	-	3,794

Cash provided/(used) by operating activities	(2,952)	(225,269)

INVESTING ACTIVITIES
Advances to subsidiary	-	(8,646)

Cash provided/(used) by investing activities	-	(8,646)

FINANCING ACTIVITIES
Advances from shareholders	2,952	202,985
Advances from related parties	-	(59,169)
Proceeds from short-term loans payable	-	32,704
Proceeds from sale of common shares	-	55

Cash provided/(used) by financing activities	2,952	176,575

CASH INCREASE/(DECREASE)	-	(57,340)

CASH, BEGINNING OF PERIOD	3	57,343

CASH, END OF PERIOD	$ 3	$ 3

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 2,952	$ 10,813
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ 5,541
Loss on disposal of subsidiary	$ -	$ 3,743
Issued stock for subscription receivable	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

(Unaudited – See Notice to Reader)

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

2.

COMPARATIVE FIGURES

The figures presented for comparative purposes are the annual amounts for the year ended March 31, 2001.  The figures presented include only the accounts of the Company.

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

(iii)

Provision for Taxes

At March 31, 2001, the Company had net operating losses of approximately $766,000 that may be offset against operating income through 2015.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

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

(vii)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At June 30, 2001, there were no long-lived assets.

(viii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  At June 30, 2001, there were no cash equivalents.

(ix)

Derivative Instruments

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $11,694 and has negative working capital for the quarter ended June 30, 2001.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital.

(xiii)

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables, and accrued expenses approximate their fair value.

4.

SHORT-TERM LOANS

There are four short-term loans payable which are due on demand and without interest (see Note 9).

5.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at June 30, 2001:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $118,896 (March 31, 2001 - $115,997). The amount is unsecured and bears 10% interest per annum.  The Company intends to issue shares for the amount of this advance.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Note 9).

(ii)

There is a note payable to Javelin Enterprises totalling $2,141  (March 31, 2001 - $2,089).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the three months ended June 30, 2001 was $52.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 9).

(iii)

There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2001 – $200).  The amount is unsecured and bears no interest.  The Company intends to pay this amount when funds become available.  Dr. Swanney was the president of the Company (see Note 9).

(iv)

There was an advance from King Capital Corporation totalling $86,782 (March 31, 2001 – $86,782).  The amount is unsecured and bears no interest.  The Company intends to issue shares for the amount of this advance.  King Capital Corporation is a shareholder of the Company (see Note 9).

6.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

7.

COMMON SHARES

The Company is authorized to issue up to 50,000,000 common shares with a par value of $0.001 per share.  The voting rights of the common shares are non-cumulative.

During the year ended March 31, 2001, the Company issued 55,000 shares at $0.001 per share for a subscription receivable that was subsequently paid.

8.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of June 30, 2001, no warrants had been exercised and all warrants have expired.

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

9.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of June 30, 2001, the Company owes CCA $118,896 (see Note 5).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company.  As partial satisfaction of the note, common shares were issued.  As of June 30, 2001, the balance owing on the note was $2,141 (see Note 5).

The former president of the Company, Dr. James Swanney, is also the president of Menathen Services Inc. o/a Women’s Health Centre.  As of June 30, 2001, the Company owes Dr. Swanney $200 (see Note 5).

As at June 30, 2001, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $86,782 (see Note 5).

10.

FOREIGN OPERATIONS

The accompanying balance sheet includes $3 relating to the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

Effective November 30, 2000, Luna Medical Technologies, Inc., (the “Company”) disposed of its wholly-owned subsidiary, Luna Fertility Indicator, Inc., for $1.  The Company is currently seeking a major transaction.

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

Brent Shaw

Title:

President

(Principal Executive Officer and Principal Financial Officer)

CERTIFICATIONS

I, Brent Shaw, certify that:

1.  I have reviewed this quarterly report of Luna Medical Technologies, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ Brent Shaw

Name:

Brent Shaw

Title:

President

(Acting Principal Executive Officer)

I, Brent Shaw, certify that:

1.  I have reviewed this quarterly report of Luna Medical Technologies, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:

/s/ Brent Shaw

Name:

Brent Shaw

Title:

President

(Acting Principal Financial Officer)