Form 10QSB
period 2001-09-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-03-12
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

YES [X]

NO[  ]

The number of shares of the Registrant’s common stock outstanding as of September 30, 2001 was 8,095,660.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2001

------INDEX------

Notice to Reader

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

T.A. ST. DENIS & ASSOCIATES INC.

677 – 999 Canada Place

Vancouver, British Columbia

V6C 3E1

NOTICE TO READER

I have compiled the balance sheet of Luna Medical Technologies, Inc. as at September 30, 2001, the statement of operations, the statement of shareholders’ equity/(deficit), and the cash flow statement for the three months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

“Tracey St. Denis”

Tracey St. Denis

Certified General Accountant

Vancouver, British Columbia

July 24, 2002

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEET

AS AT SEPTEMBER 30, 2001

(Unaudited – See Notice to Reader)

(Note 2)
	September 30, 2001	March 31, 2001
ASSETS
CURRENT ASSETS
Cash (Note 3(viii))	$ -	$ 3

Total Assets	$ -	$ 3

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 82,676	$ 72,002
Accrued expenses	7,133	7,133
Short-term loans (Note 4)	32,704	32,704
Advances from shareholders (Notes 5 and 9)	221,672	205,068

Total Liabilities	344,185	316,907

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 6)
Common shares, 50,000,000 shares authorized, $0.001 par value;
8,095,660 and 8,095,660 shares issued and outstanding respectively (Note7)	8,096	8,096
Additional paid-in capital	434,459	434,459
Accumulated deficit	(786,740)	(759,459)

(344,185)	(316,904)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ -	$ 3

Approved by the Directors:

/s/ Brent Shaw__________________

/s/ Brad Hofstad_________________

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

(Unaudited – See Notice to Reader)

		(Note 2)
	September 30, 2001	March 31, 2001
EXPENSES
Management fees	$ 10,700	$ 17,389
Bank charges and interest	5,907	11,256
Legal	5,761	66,206
Auditing and accounting	3,413	33,108
Transfer agent	1,500	5,910
Office and telephone	-	15,139
Promotion and entertainment	-	13,391
Marketing expenses	-	9,862
Rent	-	8,898
Travel	-	3,142
Regulatory authorities	-	200

LOSS FROM CONTINUING OPERATIONS	27,281	184,501

OTHER EXPENSES
Foreign exchange loss (Note 3(xi))	-	8,213
Consulting fees	-	114,623

-	122,836

INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	27,281	307,337

INCOME TAXES	-	-

DISCONTINUED OPERATIONS
Loss from Luna Fertility Indicator, Inc. disposed of on November 30, 2000	-	3,743

NET LOSS	$ 27,281	$ 311,080

Net income/(loss) per common share from continuing operations	$ -	$ (0.04)
Net income/(loss) per common share from discontinued operations	-	(0.00)

NET LOSS PER COMMON SHARE	$ -	$ (0.04)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,095,660	8,091,441

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT SEPTEMBER 30, 2001

(Unaudited – See Notice to Reader)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)
Balance, March 31, 2000	8,040,660	$ 8,041	$ 434,459	$ -	$ 7,252	$ (448,379)	$ 1,373

Issuance of common shares for subscription at $0.001 per share	55,000	55	-	(55)	-	-	-

Subscription received	-	-	-	55	-	-	55

Net loss for the year ended March 31, 2001	-	-	-	-	(7,252)	(311,080)	(318,332)

Balance, March 31, 2001	8,095,660	8,096	434,459	-	-	(759,459)	(316,904)

Net loss for the six months ended September 30, 2001	-	-	-	-	-	(27,281)	(27,281)

Balance, September 30, 2001	8,095,660	$ 8,096	$434,459	$ -	$ -	$ (786,740)	$ (344,185)

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

CASH FLOW STATEMENT

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

(Unaudited – See Notice to Reader)

		(Note 2)
	September 30, 2001	March 31, 2000
OPERATING ACTIVITIES
Net loss	$ (27,281)	$ (311,080)
Add items not involving cash
Loss on disposal of subsidiary	-	3,743
Office equipment exchanged for debt	-	5,541

	(27,281)	(301,796)

Changes in non-cash working capital items
Goods and services tax receivable	-	3,501
Prepaid expenses	-	9,421
Accounts payable	10,674	59,811
Accrued liabilities	-	3,794

Cash provided/(used) by operating activities	(16,607)	(225,269)

INVESTING ACTIVITIES
Advances to subsidiary	-	(8,646)

Cash provided/(used) by investing activities	-	(8,646)

FINANCING ACTIVITIES
Advances from shareholders	16,604	202,985
Advances from related parties	-	(59,169)
Proceeds from short-term loans payable	-	32,704
Proceeds from sale of common shares	-	55

Cash provided/(used) by financing activities	16,604	176,575

CASH INCREASE/(DECREASE)	(3)	(57,340)

CASH, BEGINNING OF PERIOD	3	57,343

CASH, END OF PERIOD	$ -	$ 3

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 2,952	$ 10,813
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ 5,541
Loss on disposal of subsidiary	$ -	$ 3,743
Issued stock for subscription receivable	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

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

(vii)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At September 30, 2001, there were no long-lived assets.

(viii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  At September 30, 2001, there were no cash equivalents.

(ix)

Derivative Instruments

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $27,281 and has negative working capital for the six months ended September 30, 2001.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital.

(xiii)

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables, and accrued expenses approximate their fair value.

4.

SHORT-TERM LOANS

There are four short-term loans payable which are due on demand and without interest (see Note 9).

5.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at September 30, 2001:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $121,796 (March 31, 2001 - $115,997). The amount is unsecured and bears 10% interest per annum.  The Company intends to issue shares for the amount of this advance.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Note 9).

(ii)

There is a note payable to Javelin Enterprises totalling $2,193  (March 31, 2001 - $2,089).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the six months ended September 30, 2001 was $104.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 9).

(iii)

There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2001 – $200).  The amount is unsecured and bears no interest.  The Company intends to pay this amount when funds become available.  Dr. Swanney was the president of the Company (see Note 9).

(iv)

There was an advance from King Capital Corporation totalling $97,483 (March 31, 2001 – $86,782).  The amount is unsecured and bears no interest.  The Company intends to issue shares for the amount of this advance.  King Capital Corporation is a shareholder of the Company (see Note 9).

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

8.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of September 30, 2001, no warrants had been exercised and all warrants have expired.

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

9.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of September 30, 2001, the Company owes CCA $121,796 (see Note 5).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company.  As partial satisfaction of the note, common shares were issued.  As of September 30, 2001, the balance owing on the note was $2,193 (see Note 5).

The former president of the Company, Dr. James Swanney, is also the president of Menathen Services Inc. o/a Women’s Health Centre.  As of September 30, 2001, the Company owes Dr. Swanney $200 (see Note 5).

As at September 30, 2001, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $97,483 (see Note 5).

10.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2001

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