Form 10KSB
period 2002-03-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-03-12
CIK 1089104

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934, for the fiscal year ended March 31, 2002

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

Yes ( X )

No (    )

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (   )

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act).  As at March 31, 2002 – US$0.00.

The number of shares outstanding of the issuer’s only class of Common Stock, $.001 par value, was 8,095,660 on March 31, 2002.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT MARCH 31, 2002

------INDEX------

Auditors’ Report

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

Auditors' Report

To the Shareholders of

Luna Medical Technologies, Inc.

(formerly Luna Technologies, Inc.)

We have audited the balance sheets of Luna Medical Technologies Inc. (formerly Luna Technologies Inc.) as at March 31, 2002 and 2001 and the statements of operations, changes in shareholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at March 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

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

“MacKay LLP”

Vancouver,  Canada.

Chartered Accountants

July 24, 2002

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEET

AS AT MARCH 31, 2002

	March 31, 2002	March 31, 2001
ASSETS
CURRENT ASSETS
Cash	$ -	$ 3
Goods and services tax receivable	-	-
Prepaid expenses	682	-

682	3

PROPERTY, PLANT AND EQUIPMENT (Note 2(vi))
Office equipment	-	-
Accumulated depreciation	-	-

-	-

OTHER ASSETS
Investment in Luna Fertility Indicator, Inc.	-	-
Due from Luna Fertility Indicator, Inc.	-	-

-	-

Total assets	$ 682	$ 3

LIABILITIES AND SHAREHOLDERS’ EQUILTY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 80,926	$ 72,002
Accounts payable – related parties	-	-
Accrued expenses	7,133	7,133
Short-term loans (Note 3 and 9)	32,704	32,704
Advances from shareholders (Notes 4, 8 and 9)	268,212	205,068

Total liabilities	388,975	316,907

COMMITMENTS AND CONTIGENCIES	-	-

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value; no shares issued and outstanding (Note 5)
Common shares, 50,000,000 shares authorized, $0.001 par value; 8,095,660 and 8,095,660 shares issued and outstanding respectively (Note 6)	8,096	8,096
Additional paid-in capital	434,459	434,459
Accumulated deficit	(830,848)	(759,459)
Accumulated other comprehensive income	-	-

(388,293)	(316,904)

Total liabilities and shareholders’ equity/(deficit)	$ 682	$ 3

Approved by the Directors:

/s/ Brent Shaw_____________

/s/ Brad Hofstad____________

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2002

	March 31, 2002	March 31, 2001
EXPENSES
Management fees	$ 42,800	$ 17,389
Bank charges and interest	11,811	11,256
Auditing and accounting	8,449	66,206
Legal	5,761	33,108
Transfer agent	2,568	5,910
Depreciation	-	-
Office and telephone	-	15,139
Promotion and entertainment	-	13,391
Marketing expenses	-	9,862
Rent	-	8,898
Travel	-	3,142
Regulatory authorities	-	200

71,389	184,501

LOSS FROM CONTINUING OPERATIONS	71,389	184,501

OTHER EXPENSES
Foreign exchange loss	-	8,213
Consulting fees	-	114,623

-	122,836

INCOME/(LOSS) BEFORE INCOME TAXES FROM CONTINUING OPERATIONS	71,389	307,337

INCOME TAXES	-	-

DISCOUNTED OPERATIONS
Loss from Luna Fertility Indicator, Inc. disposed of on November 30, 2000	-	3,743

NET LOSS	$ 71,389	$ 311,080

Net income/(loss) per common share from continuing operations	$ (0.01)	$ (0.04)
Net income/(loss) per common share from discontinued operations	-	(0.00)

NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.04)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	8,095,660	8,091,441

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT MARCH 31, 2002

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)
Balance, March 31, 1999	7,310,660	$ 7,311	$ 70,189	$ (5,000)	$ -	$ (29,097)	$ 43,403

Subscriptions received	-	-	-	5,000	-	-	5,000

Issuance of common shares for cash at $0.50 per share	630,000	630	314,370	-	-	-	315,000

Issuance of common shares in exchange for debt at $0.50 per share	100,000	100	49,900	-	-	-	50,000

Net loss for the year ended March 31, 2000	-	-	-	-	7,252	(419,282)	(412,030)

Balance, March 31, 2000	8,040,660	8,041	434,459	-	7,252	(448,379)	1,373

Issuance of common shares for subscription at $0.001 per share	55,000	55	-	(55)	-	-	-

Subscription received	-	-	-	55	-	-	55

Net loss for the year ended March 31, 2001	-	-	-	-	(7,252)	(311,080)	(318,332)

Balance, March 31, 2001	8,095,660	8,096	434,459	-	-	(759,459)	(316,904)

Net loss for the year ended March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (830,848)	$ (388,293)

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

CASH FLOW STATEMENT

FOR THE YEAR ENDED MARCH 31, 2002

	March 31, 2002	March 31, 2001
OPERATING ACTIVITIES
Net loss	$ (71,389)	$ (311,080)
Add items not involving cash
Loss on disposal of subsidiary	-	3,743
Office equipment exchanged for debt	-	5,541
Depreciation	-	-

	(71,389)	(301,796)

Changes in non-cash working capital items
Goods and services tax receivable	-	3,501
Prepaid expenses	(682)	9,421
Accounts payable	8,924	59,811
Accrued liabilities	-	3,794

Cash provided/(used) by operating activities	(63,147)	(225,269)

INVESTING ACTIVITIES
Advances to subsidiary	-	-
Office equipment purchased	-	(8,646)

Cash provided/(used) by investing activities	-	(8,646)

FINANCING ACTIVITIES
Advances from shareholders	63,144	202,985
Advances from related parties	-	(59,169)
Proceeds from short-term loans payable	-	32,704
Proceeds from sale of common shares	-	55
Receipt of stock subscriptions receivable	-	-

Cash provided/(used) by financing activities	63,144	176,575

CASH INCREASE/(DECREAE)	(3)	(57,340)

CASH, BEGINNING OF YEAR	3	57,343

CASH, END OF YEAR	$ -	$ 3

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 11,808	$ 10,813
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ 5,541
Loss on disposal of subsidiary	$ -	$ 3,743
Issued stock for subscription receivable	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2002

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

(iii)

Provision for Taxes

At March 31, 2002, the Company had net operating losses of approximately $838,000 that may be offset against operating income through 2015.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

(iv)

Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

(v)

Advertising

Advertising costs are charged to operations in the year incurred.

(vi)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At March 31, 2002, there were no long-lived assets.

(vii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  At March 31, 2002, there were no cash equivalents.

(viii)

Derivative Instruments

At March 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

(ix)

Compensated Absences

The Company has no employees.  At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

(x)

Foreign Currency Transactions

All figures presented are in US dollars.  Foreign currency transactions are translated to US dollars using the exchange rate in effect at the time of the transaction.

(xi)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $71,389 and has negative working capital for the year ended March 31, 2002.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital from new debt and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xii)

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, payables, and accrued expenses approximate their fair value.

3.

SHORT-TERM LOANS

There are four short-term loans payable which are due on demand and without interest (see Note 9).

4.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at March 31, 2002:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $131,864 (March 31, 2001 - $115,997). The amount is unsecured and bears 10% interest per annum.  The Company issued shares for a portion of this amount subsequent to March 31, 2002.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Notes 8 and 9).

(ii)

There is a note payable to Javelin Enterprises totalling $2,297 (March 31, 2001 - $2,089).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the year ended March 31, 2002 was $208.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 8).

(iii)

There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2001 – $200).  The amount is unsecured and bears no interest.  The Company intends to pay this amount when funds become available.  Dr. Swanney was the president of the Company (see Note 8).

(iv)

There was an advance from King Capital Corporation totalling $133,851 (March 31, 2001 – $86,782).  The amount is unsecured and bears no interest.  The Company issued shares for a portion of this amount subsequent to March 31, 2002.  King Capital Corporation is a shareholder of the Company (see Notes 8 and 9).

5.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

No preferred shares were issued as of March 31, 2002.

6.

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

7.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of March 31, 2002, no warrants had been exercised and all warrants expired.

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

8.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of March 31, 2002, the Company owes CCA $131,864 (see Notes 4 and 9).

The Company executed a promissory note in favour of a stockholder for funds advanced to the Company.  As partial satisfaction of the note, 80,000 common shares were issued.  As of March 31, 2002, the balance owing on the note was $1,939 plus interest of $358 (see Note 4).

The former president of the Company, Dr. James Swanney, is also the president of Menathen Services Inc. o/a Women’s Health Centre.  As of March 31, 2002, the Company owes Dr. Swanney $200 (see Note 4).

As at March 31, 2002, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $133,851 (see Notes 4 and 9).

9.

SUBSEQUENT EVENTS

On May 31, 2002, 25,000,000 shares were issued to two shareholders at $0.005 per share for a total of $125,000.  This amount reduced the advances from shareholders (see Notes 4 and 8).

On June 1 2002, three loans payable totalling $30,000 were converted into convertible notes payable due on the earlier of May 31, 2003 or the closing date of a financing in excess of $200,000.  The convertible notes bear interest at 2% per month (see Note 3).

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE YEAR ENDED MARCH 31, 2002

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