Form 10QSB
period 2002-06-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-10-01
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  ____________

LUNA MEDICAL TECHNOLOGIES, INC.

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Nevada	98-0207745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Suite 677, 999 Canada Place, Vancouver, British Columbia, Canada  V6C 3E1

(604) 682-8439

_______________________________________________________________________________

(Address and telephone number of registrant’s principal executive offices and principal place of business)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days.

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

June 30, 2002:  33,095,660

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT JUNE 30, 2002

------INDEX------

Notice to Reader

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

NOTICE TO READER

I have compiled the balance sheet of Luna Medical Technologies, Inc. as at June 30, 2002, the statement of operations, the statement of shareholders’ equity/(deficit), and the cash flow statement for the three months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

T. A. St. Denis & Associates Inc.

Certified General Accountant

Vancouver, British Columbia

September 17, 2003

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS AT JUNE 30, 2002 WITH AUDITED FIGURES AT MARCH 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2002	March 31, 2002

ASSETS
CURRENT ASSETS
Prepaid expenses	$ 682	$ 682

Total Assets	$ 682	$ 682

LIABILITIES AND SHAREHOLDERS’ EQIUTY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 80,762	$ 80,926
Accrued expenses	7,133	7,133
Short-term loans (Note 4)	2,704	32,704
Convertible notes payable (Note 5)	30,600	-
Advances from shareholders (Notes 6, 8, and 10)	151,617	268,212

Total Liabilities	272,816	388,975

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 7)
Common shares, 50,000,000 shares authorized, $0.001 par value;
33,095,660 and 8,095,660 shares issued and outstanding respectively (Note 8)	33,096	8,096
Additional paid-in capital	534,459	434,459
Accumulated deficit	(839,689)	(830,848)

Total Shareholders’ Equity/(Deficit)	(272,134)	(388,293)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ 682	$ 682

Approved by the Directors:

“Cameron King”

_______________________________

Cameron King

“Gordon McDougall”

_______________________________

Gordon McDougall

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002

WITH AUDITED FIGURES FOR THE YEAR ENDED MARCH 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2002	March 31, 2002

EXPENSES
Legal	$ 6,449	$ 5,761
Bank charges and interest	2,392	11,811
Auditing and accounting	-	8,449
Transfer agent	-	2,568
Management fees	-	42,800

	8,841	71,389

NET LOSS FOR THE PERIOD	$ (8,841)	$ (71,389)

NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	8,251,247	8,095,660

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT JUNE 30, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

Net loss for the year ended March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	-	-	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	-	-	125,000

Net loss for the period ended June 30, 2002	-	-	-	-	-	(8,841)	(8,841)

Balance, June 30, 2002	33,095,660	$ 33,096	$ 534,459	$ -	$ -	$ (839,689)	$ (272,134)

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

CASH FLOW STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002

WITH AUDITED FIGURES AT MARCH 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2002	March 31, 2002

OPERATING ACTIVITIES
Net loss for the period	$ (8,841)	$ (71,389)

Changes in non-cash working capital items
Prepaid expenses	-	(682)
Accounts payable	(164)	8,924

Cash provided/(used) by operating activities	(9,005)	(63,147)

FINANCING ACTIVITIES
Short-term loans	(30,000)	-
Convertible notes payable	30,600	-
Advances from shareholders	8,405	63,144

Cash provided/(used) by financing activities	9,005	63,114

CASH INCREASE/(DECREASE)	-	(3)

CASH, BEGINNING OF PERIOD	-	3

CASH, END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ 11,808
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ -
Loss on disposal of subsidiary	$ -	$ -
Issued stock for subscription receivable	$ -	$ -
Issued stock for reduction in debt	$ 125,000	$ -

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002

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

The financial statements include all activity of the Company. .  The Company is seeking a major transaction.

The Company maintains an office in Vancouver, British Columbia.  The Company has elected a fiscal year-end of March 31.

2.

COMPARATIVE FIGURES

The figures presented for comparative purposes are the annual amounts for the year ended March 31, 2002.  The figures presented include only the accounts of the Company.

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

(vii)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At June 30, 2002, there were no long-lived assets.

(viii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  At June 30, 2002, there were no cash equivalents.

(ix)

Derivative Instruments

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $8,841 and has negative working capital for the quarter ended June 30, 2002.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital.

(xiii)

Fair Value of Financial Instruments

The carrying amounts of prepaid expenses, payables and accrued expenses, short term loans, convertible notes payable, and advances from shareholders approximate their fair value.

4.

SHORT-TERM LOANS

There is one short-term loan payable which is due on demand and without interest (see Note 10).

5.

CONVERTIBLE NOTES PAYABLE

There are three convertible notes payable dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually, due and payable on May 31, 2003.  The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002.

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at June 30, 2002:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $71,098 (March 31, 2002 - $131,864). The amount is unsecured and bears 10% interest per annum.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Note 10).

(ii)

There is a note payable to Javelin Enterprises totalling $2,355  (March 31, 2002 - $2,297).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the three months ended June 30, 2002 was $57.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 10).

(iii)

There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2002 – $200).  The amount is unsecured and bears no interest.  The Company intends to pay this amount when funds become available.  Dr. Swanney was the president of the Company (see Note 10).

(iv)

There was an advance from King Capital Corporation totalling $77,964 (March 31, 2002 – $133,851).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company (see Note 10).

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

No shares were issued by the Company during the year ended March 31, 2002.  During the three months ended June 30, 2002, the Company issued 25,000,000 shares at $0.005 per share for a total of $125,000.

9.

WARRANTS AND OPTIONS

No warrants or options were issued by the Company during the year ended March 31, 2002.  As of June 30, 2002, no warrants had been exercised and all warrants have expired.

10.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of June 30, 2002, the Company owes CCA $71,098. (see Note 6).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company.  As partial satisfaction of the note, common shares were issued.  As of June 30, 2002, the balance owing on the note was $2,355 plus interest of $57 (see Note 6).

As of June 30, 2002, the Company owes Dr. James Swanney, the former president of the Company, $200 (see Note 6).

As at June 30, 2002, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $77,964 (see Note 6).

11.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE PERIOD ENDED JUNE 30, 2002

The Company is actively seeking merger candidates and has entered into Agreements to acquire Netopia Internet Café of Vancouver, British Columbia, and LiveWire Leisure Ltd (operating as PC Arena) of Clouchester, England.

Netopia is a computer LAN game centre with 50 high-speed computer terminals and each having the latest game software.  Netopia has been operating on the campus of the University of British Columbia in Vancouver, British Columbia, Canada since January 2002.  The terms of the transaction are to acquire all the assets of Netopia for 800,000 common shares of LanWerX Entertainment Inc., with a deemed value of $200,000.  The transaction was completed on September 23, 2003.

LiveWire Leisure Ltd. (PC Arena) operates four locations, one corporate store, and three franchises around the communities of London, England.  The computer LAN centres are operated with 25 to 30 high-speed computer terminals and the latest game playing software.  On the premises of each PC Arena, the principals operate “the Computer Store” where new and refurbished computer and components are sold.  The Company is now in the final stages of completing the transaction whereby the founders and investors of LiveWire will receive 4,000,0000 common shares of LanWerX Entertainment Inc. and a one time financial payment of US$100,000. The Company is expected to close the transaction on or about September 30, 2003.

On July 1, 2003 the Company issued 15,000,000 common shares at $0.005 per share for a total of $75,000 for a reduction of debt to related parties.

On August 1, 2003, the Company authorized the issuance of 1,500,000 common shares at  $0.25 per share to consultants to be hired for professional services.

Effective September 24, 2003 the Company changed its name to GameState Entertainment, Inc.

SIGNATURE

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-QSB and that it has duly caused and authorized the undersigned to sign this Quarterly Report in its behalf.

LUNA MEDICAL TECHNOLOGIES, INC.

By: (Signed) CAMERON KING

Chief Executive Officer

Date:  September 29, 2003