Form 10QSB
period 2002-09-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-10-01
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

September 30, 2002:  33,095,660

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2002

------INDEX------

Notice to Reader

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

NOTICE TO READER

I have compiled the balance sheet of Luna Medical Technologies, Inc. as at September 30, 2002, the statement of operations, the statement of shareholders’ equity/(deficit), and the cash flow statement for the six months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

T. A. St. Denis & Associates Inc.

Certified General Accountant

Vancouver, British Columbia

September 17, 2003

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

BALANCE SHEETS

AS AT SEPTEMBER 30, 2002 WITH AUDITED FIGURES AT MARCH 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	September 30, 2002	March 31, 2002

ASSETS
CURRENT ASSETS
Prepaid expenses	$ 682	$ 682

Total Assets	$ 682	$ 682

LIABILITIES AND SHAREHOLDERS’ EQIUTY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 87,880	$ 80,926
Accrued expenses	7,133	7,133
Short-term loans (Note 4)	2,704	32,704
Convertible notes payable (Note 5)	32,400	-
Advances from shareholders (Notes 6, 8, and 10)	160,076	268,212

Total Liabilities	290,193	388,975

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 7)
Common shares, 50,000,000 shares authorized, $0.001 par value;
33,095,660 and 8,095,660 shares issued and outstanding respectively (Note 8)	33,096	8,096
Additional paid-in capital	534,459	434,459
Accumulated deficit	(857,066)	(830,848)

Total Shareholders’ Equity/(Deficit)	(289,511)	(388,293)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ 682	$ 682

Approved by the Directors:

“Cameron King”

_______________________________

Cameron King

“Gordon McDougall”

_______________________________

Gordon McDougall

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002

WITH AUDITED FIGURES FOR THE YEAR ENDED MARCH 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	September 30, 2002	March 31, 2002

EXPENSES
Legal	$ 15,115	$ 5,761
Bank charges and interest	6,028	11,811
Auditing and accounting	5,075	8,449
Management fees	-	42,800
Transfer agent	-	2,568

	26,218	71,389

NET LOSS FOR THE PERIOD	$ (26,218)	$ (71,389)

NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	16,593,167	8,095,660

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT SEPTEMBER 30, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

Net loss for the year ended March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	-	-	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	-	-	125,000

Net loss for the period ended September 30, 2002	-	-	-	-	-	(26,218)	(26,218)

Balance, September 30, 2002	33,095,660	$ 33,096	$ 534,459	$ -	$ -	$ (857,066)	$ (289,511)

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

CASH FLOW STATEMENTS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002

WITH AUDITED FIGURES AT MARCH 31, 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	September 30, 2002	March 31, 2002

OPERATING ACTIVITIES
Net loss for the period	$ (26,218)	$ (71,389)

Changes in non-cash working capital items
Prepaid expenses	-	(682)
Accounts payable	6,953	8,924

Cash provided/(used) by operating activities	(19,265)	(63,147)

FINANCING ACTIVITIES
Short-term loans	(30,000)	-
Convertible notes payable	32,400	-
Advances from shareholders	16,865	63,144

Cash provided/(used) by financing activities	19,265	63,114

CASH INCREASE/(DECREASE)	-	(3)

CASH, BEGINNING OF PERIOD	-	3

CASH, END OF PERIOD	$ -	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ 11,808
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ -
Loss on disposal of subsidiary	$ -	$ -
Issued stock for subscription receivable	$ -	$ -
Issued stock for reduction in debt	$ 125,000	$ -

The accompanying notes are an integral part of these financial statements.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 2002

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

(vii)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At September 30, 2002, there were no long-lived assets.

(viii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be cash equivalents.  At September 30, 2002, there were no cash equivalents.

(ix)

Derivative Instruments

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $26,218 and has negative working capital for the six months ended September 30, 2002.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital.

(xiii)

Fair Value of Financial Instruments

The carrying amounts of prepaid expenses, accounts payable, accrued expenses, short term loans, convertible notes payable, and advances from shareholders approximate their fair value.

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

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at September 30, 2002:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $72,876 (March 31, 2002 - $131,864). The amount is unsecured and bears 10% interest per annum.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Note 10).

(ii)

There is a note payable to Javelin Enterprises totalling $2,413  (March 31, 2002 - $2,297).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the six months ended September 30, 2002 was $116.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 10).

(iii)

There was an advance from Dr. James Swanney in the amount of $200 (March 31, 2002 – $200).  The amount is unsecured and bears no interest.  The Company intends to pay this amount when funds become available.  Dr. Swanney was the president of the Company (see Note 10).

(iv)

There was an advance from King Capital Corporation totalling $84,587 (March 31, 2002 – $133,851).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company (see Note 10).

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

No shares were issued by the Company during the year ended March 31, 2002.  During the six months ended September 30, 2002, the Company issued 25,000,000 shares at $0.005 per share for a total of $125,000.

9.

WARRANTS AND OPTIONS

No warrants or options were issued by the Company during the year ended March 31, 2002.  As of September 30, 2002, no warrants had been exercised and all warrants have expired.

10.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of September 30, 2002, the Company owes CCA $72,876. (see Note 6).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company.  As partial satisfaction of the note, common shares were issued.  As of September 30, 2002, the balance owing on the note was $2,413 (see Note 6).

As of September 30, 2002, the Company owes Dr. James Swanney, former president of the Company, $200 (see Note 6).

As at September 30, 2002, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $84,587 (see Note 6).

11.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

LUNA MEDICAL TECHNOLOGIES, INC.

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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