Form 10KSB
period 2003-03-31
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-10-01
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended March 31, 2003

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  ____________

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

March 31, 2003:  33,095,660

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT MARCH 31, 2003

------INDEX------

Auditors’ Report

Statements of Operations

Statements of Stockholders’ Equity/(Deficit)

Balance Sheets

Cash Flow Statements

Notes to Financial Statements

Auditors' Report

To the Shareholders of

LanWerX Entertainment, Inc.

(formerly Luna Medical Technologies, Inc.)

We have audited the balance sheets of LanWerX Entertainment, Inc. (formerly Luna Medical Technologies, Inc) as at March 31, 2003 and 2002 and the statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly in all material respects, the financial position of the Company as at March 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

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

“MacKay LLP”

Vancouver,  Canada.

Chartered Accountants

September 23, 2003

LANWERX ENTERTAINMENT, INC.

(Formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED MARCH 31, 2003 AND 2002

(Stated in US Dollars)

	March 31 2003	March 31, 2002

EXPENSES
Management fees	$ 120,000	$ 42,800
Legal	15,144	5,761
Bank charges and interest	13,728	11,811
Auditing and accounting	4,441	8,449
Transfer agent	2,525	2,568
Regulatory fees	332	-

	156,170	71,389

NET LOSS FOR THE YEAR	$ (156,170)	$ (71,389)

NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	28,917,578	8,095,660

The accompanying notes are an integral part of these financials statements.

LANWERX ENTERTAINMENT, INC.

(Formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AS AT MARCH 31, 2003

(Stated in US Dollars)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

Net loss for the year ended
March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	-	-	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	-	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	$ 33,096	$ 534,459	$ -	$ -	$ (987,018)	$ (419,463)

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTAINMENT, INC.

(Formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

BALANCE SHEETS

(Stated in US Dollars)

	March 31 2003	March 31, 2002
ASSETS
CURRENT ASSETS
Prepaid expenses	$ -	$ 682

Total Assets	$ -	$ 682

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 60,584	$ 80,926
Accrued expenses	6,500	7,133
Short-term loans	-	32,704
Convertible notes payable (Note 3)	36,288	-
Advances from shareholders (Notes 4, 6, and 8)	316,091	268,212

Total Liabilities	419,463	388,975

STOCKHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 5)
Common shares, 50,000,000 shares authorized, $0.001 par value;
33,095,660 and 8,095,660 shares issued and outstanding respectively (Note 6)	33,096	8,096
Additional paid-in capital	534,459	434,459
Accumulated deficit	(987,018)	(830,848)

	(419,463)	(388,293)

Total Liabilities and Stockholders’ Equity/(Deficit)	$ -	$ 682

(Note 10 subsequent events)

Approved by the directors:

“Cameron King”

______________________________

Cameron King

“Gordon McDougall”

______________________________

Gordon McDougall

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTAINMENT, INC.

(Formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

CASH FLOW STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2003 AND 2002

(Stated in US Dollars)

	March 31 2003	March 31, 2002

OPERATING ACTIVITIES
Net loss for the year	$ (156,170)	$ (71,389)

Changes in non-cash working capital items
Prepaid expenses	682	(682)
Accounts payable	(20,342)	8,924

Cash provided/(used) by operating activities	(175,830)	(63,147)

FINANCING ACTIVITIES
Advances from shareholders	172,879	63,144
Accrued expenses	(633)	-
Short-term loans repaid	(32,704)	-
Convertible notes payable issued	36,288	-

Cash provided/(used) by financing activities	175,830	63,144

CASH INCREASE/(DECREASE)	-	(3)

CASH, BEGINNING OF YEAR	-	3

CASH, END OF YEAR	$ -	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ 13,728	$ 11,808
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:	$ -	$ -
Exchanged office equipment for release from payable	$ -	$ -
Loss on disposal of subsidiary	$ -	$ -
Issued stock for subscription receivable	$ 125,000	$ -
Issued stock for reduction in debt

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED MARCH 31, 2003

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

LanWerX Entertainment, Inc., (formerly Luna Medical Technologies, Inc.), (the “Company”) was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity.  On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.  On May 19, 2003, the company changed its name to LanWerX Entertainment, Inc..

The financial statements include all activity of the Company.  The Company is seeking a major transaction.

As a result of the change in business (see note 10) cumulative from inception figures have not been presented as management do not consider that these figures would provide meaningful information.

The Company maintains an office in Vancouver, British Columbia.  The Company has elected a fiscal year-end of March 31.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist the reader in understanding the Company’s financial statements.  The financial statements and notes are a representation of the Company’s management which is responsible for their integrity and objectivity.

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

(iii)

Provision for Taxes

At March 31, 2003, the Company had net operating losses of approximately $979,000 that may be offset against operating income through 2016.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

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

(vi)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At March 31, 2003, there were no long-lived assets.

(vii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.  At March 31, 2003, there were no cash equivalents.

(viii)

Derivative Instruments

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xi)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $156,170 and has negative working capital for the year ended March 31, 2003.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital from new debt and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xii)

Fair Value of Financial Instruments

The carrying amounts of payables, and accrued expenses approximate their fair value.

3.

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

4.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at March 31, 2003:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $136,760 (March 31, 2002 - $131,864). The amount is unsecured and bears 10% interest per annum.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former president (see Notes 6 and 8).

(ii)

There is a note payable to Javelin Enterprises totalling $2,536 (March 31, 2002 - $2,297).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the year ended March 31, 2003 was $239.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 8).

(iii)

There was an advance from King Capital Corporation totalling $176,795 (March 31, 2002 – $133,851).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company (see Notes 6 and 8).

5.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

No preferred shares were issued as of March 31, 2003.

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

During the year ended March 31, 2003, the Company issued 25,000,000 shares at $0.005 per share for a total of $125,000, for a reduction of debt.

7.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of March 31, 2003, no warrants had been exercised and all warrants have expired.

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

8.

RELATED PARTIES

The former president and chief executive officer of the Company, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of March 31, 2003, the Company owes CCA $136,760. (see Notes 4 and 6).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued.  As of March 31, 2003, the balance owing on the note was $1,939 plus interest of $597 (see Note 4).

As at March 31, 2003, the Company also received an advance from a corporation owned by a shareholder of the Company totalling $176,795 (see Notes 4 and 6).

9.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

10.

SUBSEQUENT EVENTS

Effective May 1, 2003 Cameron King and Gordon C. McDougall were elected as Directors and Officers of the Company, and Brent Shaw and Bradley Hofstad resigned as Directors and Officers of the Company.

Effective May 19, 2003 the Company’s name was changed to LanWerX Entertainment Inc. and the Company’s shares were consolidated on the basis of 1 new share for 50 old shares.

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

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE PERIOD ENDED MARCH 31, 2003

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