Form 10QSB
period 2003-06-30
LUNA MEDICAL TECHNOLOGIES INC
filed 2003-10-01
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  ____________

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC)

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

June 30, 2003:  661,920

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT JUNE 30, 2003

------INDEX------

Notice to Reader

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

NOTICE TO READER

I have compiled the balance sheet of Lanwerx Entertainment, Inc. as at June 30, 2003, the statement of operations, the statement of shareholders’ equity/(deficit), and the cash flow statement for the three months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

T. A. St. Denis & Associates Inc.

Certified General Accountant

Vancouver, British Columbia

September 29, 2003

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

BALANCE SHEETS

AS AT JUNE 30, 2003 WITH AUDITED FIGURES AT MARCH 31, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2003	March 31, 2003

ASSETS
CURRENT ASSETS
Cash	$ 81	$ -
Accounts receivable	10,000	-

Total Assets	$ 10,081	$ -

LIABILITIES AND SHAREHOLDERS’ EQIUTY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$ 60,957	$ 60,584
Accrued expenses	6,500	6,500
Convertible notes payable (Note 3)	48,435	36,288
Advances from shareholders (Notes 4, 6, and 8)	350,063	316,091

Total Liabilities	465,955	419,463

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 5)
Common shares, 50,000,000 shares authorized, $0.001 par value;
661,920 and 33,095,660 shares issued and outstanding respectively (Note 6 and 10)	33,096	33,096
Additional paid-in capital	534,459	534,459
Accumulated deficit	(1,023,429)	(987,018)

Total Shareholders’ Equity/(Deficit)	(455,874)	(419,463)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ 10,081	$ -

Approved by the Directors:

“Cameron King”

_______________________________

Cameron King

“Gordon McDougall”

_______________________________

Gordon McDougall

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003

WITH AUDITED FIGURES FOR THE YEAR ENDED MARCH 31, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2003	March 31, 2003

EXPENSES
Management fees	$ 30,000	$ 120,000
Bank charges and interest	5,659	13,728
Legal	374	15,144
Regulatory fees	307	322
Office expense	71	-
Auditing and accounting	-	4,441
Transfer agent	-	2,525

	36,411	156,170

NET LOSS FOR THE PERIOD	$ (36,411)	$ (156,170)

NET LOSS PER COMMON SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	31,418,353	28,917,578

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT JUNE 30, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/(Deficit)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

Net loss for the year ended March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	-	-	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	-	-	125,000

Net loss for the period ended March 31, 2003	-	-	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	33,096	534,459	-	-	(987,018)	(419,463)

Share consolidation of 1 new for 50 old	(32,433,740)	-	-	-	-	-	-

Net loss for the period ended June 30, 2003	-	-	-	-	-	(36,411)	(36,411)

Balance, June 30, 2003	661,920	$ 33,096	$ 534,459	$ -	$ -	$ (1,023,429)	$ (455,874)

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTIANMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

CASH FLOW STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003

WITH AUDITED FIGURES AT MARCH 31, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2003	March 31, 2003

OPERATING ACTIVITIES
Net loss for the period	$ (36,411)	$ (156,170)

Changes in non-cash working capital items
Accounts receivable	(10,000)	-
Prepaid expenses	-	682
Accounts payable	373	(20,342)

Cash provided/(used) by operating activities	(46,038)	(175,830)

FINANCING ACTIVITIES
Short-term loans repaid	-	(32,704)
Convertible notes payable issued	12,147	36,288
Advances from shareholders	33,972	172,879
Accrued expenses	-	(633)

Cash provided/(used) by financing activities	46,119	175,830

CASH INCREASE/(DECREASE)	81	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ 81	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ 13,728
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ -
Loss on disposal of subsidiary	$ -	$ -
Issued stock for subscription receivable	$ -	$ -
Issued stock for reduction in debt	$ -	$ 125,000

The accompanying notes are an integral part of these financial statements.

LANWERX ENTERTAINMENT, INC.

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003

(Unaudited – See Notice to Reader)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

LanWerX Entertainment, Inc., (formerly Luna Medical Technologies, Inc.), (the “Company”) was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity.  On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.  On May 19, 2003, the company changed its name to LanWerX Entertainment, Inc.

The financial statements include all activity of the Company.  The Company is seeking a major transaction.

As a result of the change in business (see note 10) cumulative from inception figures have not been presented as management does not consider that these figures would provide meaningful information.

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

(iii)

Provision for Taxes

At March 31, 2003, the Company had net operating losses of approximately $979,000 that may be offset against operating income through 2016.  At June 30, 2003, the Company incurred a net loss of $36,411.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

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

(vi)

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired.  The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.  At June 30, 2003, there were no long-lived assets.

(vii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

(viii)

Derivative Instruments

At June 30, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xi)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $36,411 for the three month period ended June 30, 2003, and has negative working capital.  The Company is currently seeking a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital from new debt and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xii)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, and accrued expenses approximate their fair value.

3.

CONVERTIBLE NOTES PAYABLE

There are five convertible notes payable.  Three notes are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually, due and payable on May 31, 2003.  The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002.

The remaining two notes are dated May 30, 2003 totalling $10,000 with interest at 12% per annum with a maturity date at December 1, 2003.  The principal is convertible into common shares at a conversion price of $0.25 per share on or before December 1, 2003.

4.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at June 30, 2003:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $155,668 (March 31, 2003 - $136,760). The amount is unsecured and bears 10% interest per annum.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s secretary (see Notes 6 and 8).

(ii)

There is a note payable to Javelin Enterprises totalling $2,599 (March 31, 2003 - $2,536).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the three months ended June 30, 2003 was $63.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 8).

(iii)

There was an advance from King Capital Corporation totalling $191,795 (March 31, 2003 – $176,795).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company and is controled by the Company’s president (see Notes 6 and 8).

5.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

No preferred shares were issued as of June 30, 2003.

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

On May 19, 2003 the Company’s shares were consolidated on the basis of 1 new share for 50 old shares.

7.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of June 30, 2003, no warrants had been exercised and all warrants have expired.

At June 30, 2003, the Company does not have a formal stock option plan; however, the Company issued options to two consultants during the year ended March 31, 2000.  The options had no value due to the fact that the exercise price was in excess of the fair market value on the date of grant.  On May 8, 2000, the Company cancelled this agreement with the required 30 days notice, and the consultants relinquished their claim to these options.

8.

RELATED PARTIES

The Company’s secretary, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of June 30, 2003, the Company owes CCA $155,668. (see Notes 4 and 6).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued.  As of June 30, 2003, the balance owing on the note was $2,599 (see Note 4).

As at June 30, 2003, the Company also received an advance from a corporation owned by the president of the Company totalling $191,795 (see Notes 4 and 6).

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

FOR THE PERIOD ENDED JUNE 30, 2003

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