Form 10QSB/A
period 2002-06-30
GAMESTATE ENTERTAINMENT INC
filed 2003-10-27
CIK 1089104

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

Cash Flow Statement

Notes to Financial Statements

CHARTERED

1100 – 1177 West Hastings Street

ACCOUNTANTS

Vancouver, BC  V6E 4T5

MacKay LLP

Tel: 604-687-4511

Fax: 604-687-5805

Toll Free: 1-800-351-0426

www.MacKayLLP.ca

September 22, 2003

Our file No. 823 01233

Mr. Gord McDougall

Mr. Cameron King

LanWerX Entertainment, Inc.

(formerly Luna Medical Technologies Inc.)

210 – 2323 Quebec Street

Vancouver BC V6E 3C9

Dear Sirs:

Re:

Interim Quarterly financial statements for LanWerX Entertainment Inc.

(formerly Luna Medical Technologies Inc.)

We have performed a limited review of the interim financial statements of the Company for the quarter ended June 30, 2002.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

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