Form 10QSB/A
period 2003-06-30
GAMESTATE ENTERTAINMENT INC
filed 2003-10-27
CIK 1089104

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

Auditor’s Review

Notice to Reader

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

CHARTERED

1100 – 1177 West Hastings Street

ACCOUNTANTS

Vancouver, BC  V6E 4T5

MacKay LLP

Tel: 604-687-4511

Fax: 604-687-5805

Toll Free: 1-800-351-0426

www.MacKayLLP.ca

September 30, 2003

Our file No. 823 01233

Mr. Gord McDougall

Mr. Cameron King

LanWerX Entertainment, Inc.

(formerly Luna Medical Technologies Inc.)

210 – 2323 Quebec Street

Vancouver BC V6E 3C9

Dear Sirs:

Re:

Interim Quarterly financial statements for LanWerX Entertainment Inc.

(formerly Luna Medical Technologies Inc.)

We have performed a limited review of the interim financial statements of the Company for the quarter ended June 30, 2003.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

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

“T. A. St. Denis & Associates Inc.”

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

(formerly LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

CASH FLOW STATEMENTS

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003

WITH AUDITED FIGURES AT MARCH 31, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

	June 30, 2003	March 31, 2003

OPERATING ACTIVITIES
Net loss for the period	$ (36,411)	$ (156,170)

Changes in non-cash working capital items
Accounts receivable	(10,000)	-
Prepaid expenses	-	682
Accounts payable	373	(20,342)

Cash provided/(used) by operating activities	(46,038)	(175,830)

FINANCING ACTIVITIES
Short-term loans repaid	-	(32,704)
Convertible notes payable issued	12,147	36,288
Advances from shareholders	33,972	172,879
Accrued expenses	-	(633)

Cash provided/(used) by financing activities	46,119	175,830

CASH INCREASE/(DECREASE)	81	-

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$ 81	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH ACTIVITIES:
Exchanged office equipment for release from payable	$ -	$ -
Loss on disposal of subsidiary	$ -	$ -
Issued stock for subscription receivable	$ -	$ -
Issued stock for reduction in debt	$ -	$ 125,000

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

3.

CONVERTIBLE NOTES PAYABLE

There are five convertible notes payable.  Three notes are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually which were due and payable on May 31, 2003.  The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002.

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

(iii)

There was an advance from King Capital Corporation totalling $191,795 (March 31, 2003 – $176,795).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company and is controlled by the Company’s president (see Notes 6 and 8).

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