Form 10QSB
period 2003-09-30
GAMESTATE ENTERTAINMENT INC
filed 2003-11-14
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[     ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  ____________

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC)

_______________________________________________________________________________

(Exact name of registrant as specified in its charter)

Nevada	98-0207745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 - 555 Burrard Street, Vancouver, British Columbia, Canada  V7X 1M8

(604) 692-2810

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

September 30, 2003:  16,461,920

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2003

INDEX

Auditor’s Review

Notice to Reader

Interim Balance Sheet

Interim Statements of Operations

Interim Statements of Shareholders’ Equity/(Deficit)

Interim Cash Flow Statements

Notes to Interim Financial Statements

Management Discussion and Analysis

CHARTERED

1100 – 1177 West Hastings Street

ACCOUNTANTS

Vancouver, BC  V6E 4T5

MacKay LLP

Tel: 604-687-4511

Fax: 604-687-5805

Toll Free: 1-800-351-0426

www.MacKayLLP.ca

November 12, 2003

Our file No. 823 01233

Mr. Gord McDougall

Mr. Cameron King

GameState Entertainment, Inc.

(formerly LanWerX Entertainment, Inc.)

(formerly Luna Medical Technologies Inc.)

210 – 2323 Quebec Street

Vancouver BC V6E 3C9

Dear Sirs:

Re:

Interim Quarterly financial statements for GameState Entertainment, Inc.

(formerly LanWerX Entertainment Inc. / Luna Medical Technologies Inc.)

We have performed a limited review of the interim financial statements of the Company for the quarter ended September 30, 2003.   Our limited review was solely to conform to the US Securities Exchange Commission Item 310(b) of Regulation S-B and should not be used or referred to for any other purpose.

We have not issued a report for the limited review.  If, in any filing with the SEC, the company states that the interim financial statements have been reviewed by an independent public accountant, a report must be filed with the interim financial statements.

Yours truly,

MacKay LLP

“Sean Gilbert”

Sean Gilbert, CA

Partner

NOTICE TO READER

I have compiled the interim balance sheet of GameState Entertainment, Inc. as at September 30, 2003, the interim statements of operations, the interim statement of shareholders’ equity/(deficit), and the interim cash flow statements for the six months ended from information provided by the company’s management. I have not audited, reviewed, or otherwise attempted to verify the accuracy or completeness of such information.  Readers are cautioned that these statements may not be appropriate for their purposes.

“Tracey St. Denis”

Certified General Accountant

Vancouver, British Columbia

November 7, 2003

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM BALANCE SHEET

AS AT SEPTEMBER 30, 2003 WITH AUDITED FIGURES AT MARCH 31, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

September 30, 2003	March 31, 2003

ASSETS

CURRENT ASSETS
Cash	$ 5,301	$ -
Prepaid expenses and deposits	1,250	-

6,551	-

CAPITAL ASSETS (Notes 2(ii) and 3)
Computer equipment	69,329	-
Computer software	9,578	-
Office equipment	9,946	-

88,853	-

OTHER
Goodwill (Notes 2(iii))	111,147	-

Total Assets	$ 206,551	$ -

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILTIES
Accounts payable	$ 66,651	$ 60,584
Accrued expenses	-	6,500
Loan payable (Note 4)	26,746	-
Convertible notes payable (Note 5)	51,047	36,288
Advances from shareholders (Notes 6, 8, and 10)	298,867	316,091

Total Liabilities	443,311	419,463

SHAREHOLDERS’ EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 7)
Common shares, 50,000,000 shares authorized, $0.001 par value;
16,461,920 and 33,095,660 shares issued and outstanding respectively (Note 8)	23,662	33,096
Additional paid-in capital	818,893	534,459
Accumulated deficit	(1,079,315)	(987,018)

Total Shareholders’ Equity/(Deficit)	(236,760)	(419,463)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ 206,551	$ -

Approved by the Directors:

“Cameron King”

__________________________________________

Cameron King, Director

“Gordon McDougall”

__________________________________________

Gordon McDougall, Director

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

Three months ended September 30,	Six months ended September 30,

2003	2002	2003	2002

REVENUES
Game centre revenue	$ 1,225	$ -	$ 1,225	$ -

EXPENSES
Auditing and accounting	1,219	5,075	1,219	5,075
Bank charges and interest	6,203	3,636	11,862	6,028
Consulting	9,605	-	9,605	-
Foreign exchange loss	1,107	-	1,107	-
Legal	4,395	8,666	4,769	15,115
Management fees	30,000	-	60,000	-
Office supplies and stationery	687	-	758	-
Parking	186	-	186	-
Promotional expenses	730	-	730	-
Regulatory fees	-	-	307	-
Rent	573	-	573	-
Telephone	235	-	235	-
Travel	2,171	-	2,171	-

57,111	17,377	93,522	26,218

NET LOSS FOR THE PERIOD	$ (55,886)	$ (17,377)	$ (92,297)	$ (26,218)

NET LOSS PER COMMON SHARE	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	4,416,988	16,593,167	4,416,988	16,593,167

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT SEPTEMBER 30, 2003

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/ (Deficit)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

Net loss for the year ended
March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	-	-	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	-	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	33,096	534,459	-	-	(987,018)	(419,463)

Share consolidation of 1 new for 50 old	(32,433,740)	(32,434)	32,434	-	-	-	-

Issuance of common shares in exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	-	-	75,000

Issuance of common shares in exchange for assets $0.25 per share	800,000	8,000	192,000	-	-	-	200,000

Net loss for the period ended
September 30, 2003	-	-	-	-	-	(92,297)	(92,297)

Balance, September 30, 2003	16,461,920	$ 23,662	$ 818,893	$ -	$ -	$ (1,079,315)	$ (236,760)

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM CASH FLOW STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(Unaudited – See Notice to Reader)

(Stated in US Dollars)

Three months ended September 30,	Six months ended September30,

2003	2002	2003	2002

OPERATING ACTIVITIES
Net loss for the period	$ (55,886)	$ (17,377)	$ (92,297)	$ (26,218)

Changes in non-cash working capital items
Accounts receivable	10,000	-	-	-
Prepaid expenses	(1,250)	-	(1,250)	-
Accounts payable	5,694	7,118	6,067	6,953

Cash provided/(used) by operating activities	(41,442)	(10,259)	(87,480)	(19,265)

FINANCING ACTIVITIES
Short-term loans repaid	-	-	-	(30,000)
Convertible notes payable issued	-	-	10,000	30,000
Accrued interest on convertible notes not paid	2,612	1,800	4,759	2,400
Loan advanced	26,702	-	26,702	-
Accrued interest on loan not paid	44	-	44	-
Advances from shareholders	23,804	8,459	57,776	16,865
Accrued expenses	(6,500)	-	(6,500)	-

Cash provided/(used) by financing activities	46,662	10,259	92,781	19,265

CASH INCREASE/(DECREASE)	5,220	-	5,301	-

CASH, BEGINNING OF PERIOD	81	-	-	-

CASH, END OF PERIOD	$ 5,301	$ -	$ 5,301	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$ 75,000	$ -	$ 75,000	$ 125,000

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

(Unaudited – See Notice to Reader)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

GameState Entertainment, Inc. (formerly LanWerX Entertainment, Inc. and before that Luna Medical Technologies, Inc.), (the “Company”) was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity.  On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.  On May 19, 2003, the company changed its name to LanWerX Entertainment, Inc. and on Sepember 24, 2003 changed its name to GameState Entertainment, Inc.

On September 23, 2003 the Company acquired all the assets, goodwill, trademarks, and intellectual property of the Netopia Internet Café, a computer LAN game centre with 50 high-speed computer terminals and each having the latest game software.  Netopia has been operating on the campus of the University of British Columbia in Vancouver, British Columbia, Canada since January 2002.  The Company acquired all the assets in exchange for 800,000 common shares, with a deemed value of $200,000.

The financial statements include all activity of the Company.

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

(ii)

Capital assets are recorded at historical cost. In the year of acquisition, one-half of normal rates of amortization are used.  The declining-balance method is used for the assets at the following annual rates:

Computer equipment

30%

Computer software

20%

Office equipment

20%

(iii)

Goodwill

Goodwill and any other long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized.

(iv)

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

(v)

Provision for Taxes

At March 31, 2003, the Company had net operating losses of approximately $979,000 that may be offset against operating income through 2016.  At September 30, 2003, the Company incurred a net loss of $92,297.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

(vi)

Use of Estimates

The process of preparing financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements.  Accordingly, upon settlement, actual results may differ from estimated amounts.

(vii)

Advertising

Advertising costs are charged to operations in the year incurred.

(viii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

(ix)

Derivative Instruments

At September 30, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $92,297 for the six month period ended September 30, 2003, and has negative working capital.  The Company has recently completed a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital from new debt and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xiii)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and deposits, accounts payable, accrued expenses, loan payable, convertible notes payable, and advances from shareholders approximate their fair value.

3.

CAPITAL ASSETS

As at September 30, 2003 no amortization was recorded on the capital assets acquired from Netopia Internet Café on September 23, 2003 as the amount of amortization was considered insignificant for the 7 day period.

4.

LOAN PAYABLE

A loan facility of $100,000 has been provided by an arm’s length third party with $26,702 advanced to the Company as at September 30, 2003.  The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.

5.

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

6.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at September 30, 2003:

(i)

There was an advance from Campbell Capital Advisory, Inc. totalling $126,909 (March 31, 2003 - $136,760). The amount is unsecured and bears 10% interest per annum.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s secretary (see Notes 9 and 11).

(ii)

There is a note payable to Javelin Enterprises totalling $2,663 (March 31, 2003 - $2,536).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  Total interest accrued during the six months ended September 30, 2003 was $127.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 11).

(iii)

There was an advance from King Capital Corporation totalling $169,295 (March 31, 2003 – $176,795).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company and is controlled by the Company’s president (see Notes 9 and 11).

7.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

No preferred shares were issued as of September 30, 2003.

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

On September 23, 2003 the Company issued 800,000 common shares to the sellers of the Netopia Internet Café in exchange for all the assets, goodwill, trademarks, and intellectual property of the business.

9.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of September 30, 2003, no warrants had been exercised and all warrants have expired.

At September 23, 2003, the Company adopted a formal equity incentive plan with no equity incentive options granted under this plan to date.  Prior to this date, the Company issued options to two consultants during the year ended March 31, 2000.  The options had no value due to the fact that the exercise price was in excess of the fair market value on the date of grant.  On May 8, 2000, the Company cancelled this agreement with the required 30 days notice, and the consultants relinquished their claim to these options.

10.

RELATED PARTIES

The Company’s secretary, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of September 30, 2003, the Company owes CCA $126,909. (see Notes 7 and 9).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued.  As of September 30, 2003, the balance owing on the note was $2,663 (see Note 7).

As at September 30, 2003, the Company also received an advance from a corporation owned by the president of the Company totalling $169,295 (see Notes 7 and 9).

11.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE PERIOD ENDED SEPTEMBER 30, 2003

(Unaudited – See Notice to Reader)

The computer gaming industry is ripe! From a corporate view it looks very similar to the movie and video rental industry. When VCRs were invented, they spawned a cottage video rental industry. In every city and town small independent video rental stores popped up. It was a highly fragmented industry that begged for better service and selection. Along came companies like Blockbuster Entertainment and the industry was never the same. Blockbuster took out costs. They offered a friendly consistent place to rent videos, and once established as the market leader, they start offering a wide range of non-video rental products that boosted their revenues and margins. It was a classic maturing of a market. Management believes that this is precisely the state of the Gaming Center market and GameState is going to attempt to position itself as one of the industry consolidators.

GameState plans to offer a set of services to its clientele that combines the experience of the "Movie Theatre" as well as the convenience and selection of a video rental store. Our gaming centers offer an environment that is exciting and fun to be in. We have a large selection of current and former best selling games. The atmosphere at a GameState center is simply "cool" to be around. While this model is exciting, management is planning on taking it a step further. GameState management plans on building a gaming portal that will allow a gamer to either visit one of our physical centers or play a game against another player who is located anywhere in the world. If the gamer chooses to stay at home and visit the gaming portal on their computer, they will get exactly the same selection of games as well as the capability to compete against another enthusiast over the Internet.

Sales & Marketing Strategy

Growth Strategy

GameState is planning on deploying a 2-prong strategy for growth that includes:

•

Acquisitions,

•

Opening of corporate owned GameState centers.

•

Initially, the company plans on acquiring a number of game centers in the United States, Canada, and Europe within the next 5 years. To date GameState has completed its first acquisition, being the assets of Netopia Game Center of Vancouver, B.C., Canada. This acquisition strategy is intended to provide GameState with critical mass, market intelligence, and recognition as one of the "First Mover's" in the game center market. The company is attempting to achieve a repeatable formula for acquisitions that will include:

•

Acquisition Target Profiling

•

Specific guidelines for post acquisition gaming center financial performance

Marketing Strategy

GameState is a consumer driven business and its marketing strategy is paramount to the success of the business. We plan to deploy a multi-pronged strategy to market GameState to its customers. GameState centers are planned to be located in close proximity to schools, malls, and other places where our target customers are found. We plan on deploying direct marketing campaigns to drive awareness of the gaming center's opening and to offer promotions to drive traffic through the door. We plan on promoting GameState centers as the place to be to our gaming enthusiast clients. At the same time we will market heavily to the parents of our clients that GameState centers are a very good and safe place for their children to be spending their time. We also plan on deploying more traditional marketing tools to communicate our message to parents such as print ads and television.

Target Customers "Gamers"

•

Management believes that the game revolution is fueled by the 14 to 35 year old male.

•

Gamers play independently and on teams.

•

Competitive play is available locally and worldwide via the Internet

•

The Gamers or game playing enthusiasts will gravitate to the "coolest" place with the largest selection of games.

•

Today the IDSA reports that 60 % of Americans, or about 145 million people, play computer & video games. The average age of computer and video game players is increasing (28 yrs old, reports IDSA) because everybody plays games.

•

People who play electronic games are computer literate. They are, on the average, more educated than those that don't play and they have more discretionary income. They embrace technology, often building and upgrading their own systems to keep on the cutting edge. On the average they buy 5-10 times more high-tech gadgetry than those that don't play electronic games. They are early adopters. They are opinion leaders.

SIGNATURE

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-QSB and that it has duly caused and authorized the undersigned to sign this Quarterly Report in its behalf.

LUNA MEDICAL TECHNOLOGIES, INC.

By: (Signed) CAMERON KING

Chief Executive Officer

Date:  November 13, 2003