Form 10QSB/A
period 2003-09-30
GAMESTATE ENTERTAINMENT INC
filed 2004-01-16
CIK 1089104

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

GameState Entertainment, Inc.

(formerly LanWerX Entertainment, Inc.)

(formerly Luna Medical Technologies Inc.)

 (A Development Stage Company)

We have reviewed the accompanying balance sheet of GameState Entertainment, Inc. (formerly LanWerX Entertainment, Inc.) (formerly Luna Medical Technologies Inc.) (a development stage company) as of September 30, 2003 and the related statement of operations for the three and six months ended September 30, 2003 and 2002 and the statement of cash flows for the six month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of GameState Entertainment, Inc. (formerly LanWerX Entertainment, Inc.) (formerly Luna Medical Technologies Inc.) (a development stage company) as of March 31, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated September 23, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 1 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as 5 of September 30, 2003, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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