Form 10QSB/A
period 2002-09-30
GAMESTATE ENTERTAINMENT INC
filed 2004-01-23
CIK 1089104

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

Auditor’s Reveiw

Balance Sheet

Statement of Operations

Statement of Shareholders’ Equity/(Deficit)

Cash Flow Statement

Notes to Financial Statements

CHARTERED

1100 – 1177 West Hastings Street

ACCOUNTANTS

Vancouver, BC  V6E 4T5

MacKay LLP

Tel: 604-687-4511

Fax: 604-687-5805

Toll Free: 1-800-351-0426

www.MacKayLLP.ca

September 22, 2003

Our file No. 823 01233

INDEPENDENT ACCOUNTANT'S REPORT

Luna Medical Technologies Inc.

 (A Development Stage Company)

We have reviewed the accompanying balance sheet of Luna Medical Technologies Inc. (a development stage company) as of September 30, 2002 and the related statement of operations for the three and six months ended September 30, 2002 and the statement of cash flows for the six month periods ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Note 1 of the Company's audited financial statements as of March 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as 5 of September 30, 2002, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2002. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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