Form 10QSB/A
period 2002-12-31
GAMESTATE ENTERTAINMENT INC
filed 2004-01-23
CIK 1089104

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

Cash Flow Statement

Notes to Financial Statements

CHARTERED

1100 – 1177 West Hastings Street

ACCOUNTANTS

Vancouver, BC  V6E 4T5

MacKay LLP

Tel: 604-687-4511

Fax: 604-687-5805

Toll Free: 1-800-351-0426

www.MacKayLLP.ca

September 22, 2003

Our file No. 823 01233

INDEPENDENT ACCOUNTANT'S REPORT

Luna Medical Technologies Inc.

 (A Development Stage Company)

We have reviewed the accompanying balance sheet of Luna Medical Technologies Inc. (a development stage company) as of December 31, 2002 and the related statement of operations for the three and nine months ended December 31, 2002 and the statement of cash flows for the three and nine month periods ended December 31, 2002. These financial statements are the responsibility of the Company's management.

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

Note 1 of the Company's audited financial statements as of March 31, 2002, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2002. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as 5 of December 31, 2002, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2002. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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