Form 10QSB
period 2003-12-31
GAMESTATE ENTERTAINMENT INC
filed 2004-02-17
CIK 1089104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes

[ X ]

No

[     ]

The number of outstanding common shares, $ .001 par value, of the Registrant at:

December 31, 2003:  16,461,920

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2003

INDEX

Auditor’s Review

Interim Balance Sheet

Interim Statements of Operations

Interim Statements of Shareholders’ Equity/(Deficit)

Interim Cash Flow Statements

Notes to Interim Financial Statements

Management Discussion and Analysis

INDEPENDENT ACCOUNTANT'S REPORT

GameState Entertainment, Inc.

(formerly LanWerX Entertainment, Inc.)

(formerly Luna Medical Technologies Inc.)

(A Development Stage Company)

We have reviewed the accompanying balance sheet of GameState Entertainment, Inc. (formerly LanWerX Entertainment, Inc.) (formerly Luna Medical Technologies Inc.) (a development stage company) as of December 31, 2003 and the related statement of operations for the three and nine months ended December 31, 2003 and 2002 and the statement of cash flows for the nine month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Note 1 of the Company's audited financial statements as of March 31, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as 5 of December 31, 2003, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

\s\ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

February 16, 2004

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM BALANCE SHEET

AS AT DECEMBER 31, 2003 WITH AUDITED FIGURES AT MARCH 31, 2003

(Unaudited)

(Stated in US Dollars)

December 31, 2003	March 31, 2003

ASSETS

CURRENT ASSETS
Cash	$ 186	$ -
Prepaid expenses and deposits	1,250	-

1,436	-

CAPITAL ASSETS (Notes 2(ii) and 3)
Computer equipment	69,329	-
Computer software	9,578	-
Office equipment	9,946	-
Less: accumulated amortization	3,088	-

85,765	-

Total assets	$ 87,201	$ -

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 63,809	$ 60,584
Accrued expenses	-	6,500
Convertible notes payable (Note 4)	54,372	36,288
Advances from shareholders (Notes 5, 8, and 10)	311,871	316,091

	430,052	419,463
LONG TERM
Loan payable (Note 6)	67,555	-

Total liabilities	497,607	419,463

SHAREHOLDERS EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001par value;
no shares issued and outstanding (Note 7)
Common shares, 50,000,000 shares authorized, $0.001 par value;
16,461,920 and 33,095,660 shares issued and outstanding respectively (Note 8)	16,462	33,096
Additional paid-in capital	826,093	534,459
Accumulated deficit	(1,252,961)	(987,018)

Total Shareholders’ Equity/(Deficit)	(410,406)	(419,463)

Total Liabilities and Shareholders’ Equity/(Deficit)	$ 87,201	$ -

Approved by the Directors:

“Cameron King”

____________________________________

Cameron King, Director

“Gordon McDougall”

____________________________________

“Gordon McDougall, Director

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(Unaudited)

(Stated in US Dollars)

3 months ended Dec 31, 2003	3 months ended Dec 31, 2002	9 months ended Dec 31, 2003	9 months ended Dec 31, 2002

REVENUES
Game centre revenue	$ -	$ -	$ 1,225	$ -

EXPENSES
Auditing and accounting	820	-	2,039	5,075
Amortization	3,088	-	3,088	-
Bank charges and interest	8,045	3,745	19,907	9,782
Consulting	4,728	-	14,333	-
Dues and subscriptions	458	-	458	-
Foreign exchange loss	1,476	-	2,583	-
Impairment of goodwill (Note 2(iii))	111,147	-	111,147	-
Legal	668	22	5,437	15,137
Management fees	30,000	-	90,000	-
Office supplies and stationary	6,412	-	7,170	-
Parking	924	-	1,110	-
Promotional expenses	48	-	778	-
Regulatory fees	-	-	307	-
Rent	2,222	-	2,795	-
Telephone	1,192	-	1,427	-
Transfer agent	-	2,085	-	2,085
Travel	2,418	-	4,589	-

173,646	5,861	267,168	32,079

NET LOSS FOR THE PERIOD	$ (173,646)	$ (5,861)	$ (265,943)	$ (32,079)

NET LOSS PER COMMON SHARE (Note 2(iv))	$ (0.02)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING	10,969,219	578,352

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM STATEMENT OF SHAREHOLDERS’ EQUITY/(DEFICIT)

AS AT DECEMBER 31, 2003

(Unaudited)

(Stated in US Dollars)

Common Number of Shares	Shares Amount	Additional Paid-In Capital	Share Subscriptions Receivable	Comprehensive Income	Accumulated Deficit	Total Shareholders’ Equity/ (Deficit)

Balance, March 31, 2001	8,095,660	$ 8,096	$ 434,459	$ -	$ -	$ (759,459)	$ (316,904)

Net loss for the year ended
March 31, 2002	-	-	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	-	-	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	-	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	33,096	534,459	-	-	(987,018)	(419,463)

Share consolidation of 1 new for 50 old	(32,433,740)	(32,434)	32,434	-	-	-	-

Issuance of common shares in exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	-	-	75,000

Issuance of common shares in exchange for assets $0.25 per share	800,000	800	199,200	-	-	-	200,000

Net loss for the period ended
December 31, 2003	-	-	-	-	-	(265,943)	(265,943)

Balance, December 31, 2003	16,461,920	$ 16,462	$ 826,093	$ -	$ -	$ (1,252,961)	$ (410,406)

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

INTERIM CASH FLOW STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

(Unaudited)

(Stated in US Dollars)

3 months ended Dec 31, 2003	3 months ended Dec 31, 2002	9 months ended Dec 31, 2003	9 months ended Dec 31, 2002

OPERATING ACTIVITIES
Net loss for the period	$ (173,646)	$ (5,861)	$ (265,943)	$ (32,079)
Add: non-cash items
Amortization	3,088	-	3,088	-
Impairment of goodwill (Note 2(iii))	111,147	-	111,147	-

	(59,411)	(5,861)	(151,708)	(32,079)

Changes in non-cash working capital items
Prepaid expenses	-	-	(1,250)	-
Accounts payable and accrued liabilities	(2,842)	(893)	(3,275)	6,060

Cash provided/(used) by operating activities	(62,253)	(6,754)	(156,233)	(26,019)

FINANCING ACTIVITIES
Short-term loans repaid	-	-	-	(30,000)
Convertible notes payable	3,325	1,872	18,084	34,272
Loan advanced	40,809	-	67,555	-
Advances from shareholders	13,004	4,882	70,780	21,747

Cash provided/(used) by financing activities	57,138	6,754	156,419	26,019

CASH INCREASE/(DECREASE)	(5,115)	-	186	-

CASH, BEGINNING OF PERIOD	5,301	-	-	-

CASH, END OF PERIOD	$ 186	$ -	$ 186	$ -

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$ -	$ -	$ 75,000	$ 125,000
Issued stock for assets acquired	$ -	$ -	$ 200,000	$ -

The accompanying notes are an integral part of these financial statements.

GAMESTATE ENTERTAINMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2003

(Unaudited)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

GameState Entertainment, Inc. (formerly LanWerX Entertainment, Inc. and before that Luna Medical Technologies, Inc.), (the “Company”) was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity.  On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc.  On May 19, 2003, the company changed its name to LanWerX Entertainment, Inc. and on September 24, 2003 changed its name to GameState Entertainment, Inc.

On September 23, 2003 the Company acquired all the assets, goodwill, trademarks, and intellectual property of the Netopia Internet Café, a computer LAN game centre with 50 high-speed computer terminals and each having the latest game software.  Netopia has been operating on the campus of the University of British Columbia in Vancouver, British Columbia, Canada since January 2002.  The Company acquired all the assets in exchange for 800,000 common shares, with a deemed value of $200,000.  Soon after acquiring Netopia, the gaming centre was closed and the assets are to be used in a different venue.

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

(v)

Provision for Taxes

At March 31, 2003, the Company had net operating losses of approximately $979,000 that may be offset against operating income through 2016.  At December 31, 2003, the Company incurred a net loss of $165,617.  No provision for taxes or tax benefits has been reported in the financial statements as there is not a measurable means of assessing future profits or losses.

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

(ix)

Derivative Instruments

At December 31, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company incurred a net loss of $265,943 for the nine month period ended December 31, 2003, and has negative working capital.  The Company has recently completed a major transaction, which will, if successful, mitigate these factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  Management intends to seek additional capital from new debt and equity issuances that will provide funds needed to increase liquidity, fund internal growth, and fully implement its business plan.

(xiii)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, prepaid expenses and deposits, accounts payable, accrued expenses, loan payable, convertible notes payable, and advances from shareholders approximate their fair value.

3.

CAPITAL ASSETS

		31Dec03	31Dec03	31Dec02
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$ 69,329	$ 2,600	$ 66,729	$ -
Computer software	9,578	239	9,339	-
Office equipment	9,946	249	9,697	-

$ 88,853	$ 3,088	$ 85,765	$ -

4.

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

The remaining two notes are dated May 30, 2003 totalling $10,000 with interest at 12% per annum which were due and payable on December 1, 2003.  The principal is convertible into common shares at a conversion price of $0.25 per share on or before December 1, 2003.

5.

ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at December 31, 2003:

(i)

There was an advance including interest from Campbell Capital Advisory, Inc. totalling $135,982 (March 31, 2003 - $136,760). The amount is unsecured and bears 10% interest per annum.  Campbell Capital Advisory, Inc. is a related company under the control of the Company’s secretary (see Notes 8 and 10).

(ii)

There is a note payable to Javelin Enterprises totalling $2,730 including interest (March 31, 2003 - $2,536).  The note payable is unsecured, has no stated maturity, and bears 10% interest per annum.  During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note.  Javelin Enterprises is a shareholder of the Company (see Note 10).

(iii)

There was an advance including from King Capital Corporation totalling $184,090 (March 31, 2003 – $176,795).  The amount is unsecured and bears no interest.  King Capital Corporation is a shareholder of the Company and is controlled by the Company’s president (see Notes 8 and 10).

6.

LOAN PAYABLE

A loan facility of $100,000 has been provided by an arm’s length third party with $66,596 advanced to the Company as at December 31, 2003.  The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.

7.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share.  The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

No preferred shares were issued as of December 31, 2003.

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

9.

WARRANTS AND OPTIONS

The Company issued one warrant with each share of common stock subscribed for during a subscription year in the fall of 1999.  The warrants had an exercise price of $1.00 per share which expired on December 1, 2000.  As of December 31, 2003, no warrants had been exercised and all warrants have expired.

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

10.

RELATED PARTIES

The Company’s secretary, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney.  As of December 31, 2003, the Company owes CCA $135,872 (see Notes 5 and 8).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued.  As of December 31, 2003, the balance owing on the note was $2,730 (see Note 5).

As at December 31, 2003, the Company also received an advance from a corporation owned by the president of the Company totalling $184,090 (see Notes 5 and 8).

11.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

GAMESTATE ENTERTAINEMENT, INC.

(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)

(A Development Stage Company)

MANAGEMENT DISCUSSION AND ANALYSIS

FOR THE PERIOD ENDED DECEMBER 31, 2003

(Unaudited)

Gamestate Entertainment Inc. (GSE) has elected to broaden its initial acquisition focus from PC Gaming to any leisure/entertainment company focused around 18-25 year olds in North America and Western Europe. This allows GSE a broader and more diverse offering to a more specific consumer group, which controls a larger block of leisure and entertainment dollars. To that end GSE has entered discussions with a variety of companies and individuals with the idea of acquiring their products and services and incorporating them into its web-portal to be initiated February 2004.

Catering to the baby-boomers and their children has worked in the past but now the children are growing up and have their own money and interests. Paramount on the interest side of the equation is the Internet. The children of the Boomers are a wired generation and spent $164 Billion USD online in 2002. Creating the right out-of-home entertainment experience for a generation that was almost as big as its notorious parents (64.5 million Gen-Y vs. 72 million Boomers) appears to be the opportunity. The leading edge of the Gen-Y’s are 25 years old, there are 22 million of them between 18-25 in North America and they currently have average total expenditures of $22,000 per annum. In 2002, they spent $165 billion USD on entertainment, food and other peripheral things to their lives.

Identifying the entertainment needs and wants of the Gen-Y’s and interpreting them into a profitable business model was undertaken through the balance of November and December, 2003. Research papers and a variety of publications were assembled and reviewed. Experts in Internet, Entertainment Software, Food & Beverage and Architectural design were assembled and involved in discussions. Focus groups were orchestrated with 19-25 year olds. Out of all of this it became clear that 18-25 year olds controlled a large block of entertainment dollars, that they were not satisfied with many of the existing and traditional entertainment offerings, including Night Clubs. They preferred multi-tasking environments over single tasking environments. In conclusion Gen Why conceptualized a chain of day/night clubs throughout North America  that are totally integrated with the Internet. Every club in the chain is interconnected so people in the club and at home can interface. The clubs would not only offer the opportunity to play, but incorporate live music, interactive theatre, interactive education, providing a diverse offering of art and entertainment focused around the 18-25 year old. Each club would have a slow-food offering along with beverages and spirits. The hub for the clubs would be a web portal that constantly offers up the lifestyle matrix associated with this age group.

Financially the business makes sense potentially generating $68 Million in sales its first two years of operation and a EBIT of $11.4 million. However as a public company GSE has to go beyond thinking about a start up business and look to create an asset and shareholder base. To stay with the vision of an interactive entertainment company focused on the adult segment of Gen-Y GSE elected to broaden its initial acquisition focus from PC Gaming to any leisure/entertainment company that could potentially provide content for initially the web-portal and eventually the clubs. To that end we have entered discussions with Kontent Publishing the publishers of Inside Entertainment and Fashion Quarterly magazines to provide fashion and entertainment content on the website. Kontent is also the marketing representatives for UCTV a television station broadcasting to 18-25 year old college and university students throughout southern Ontario. GSE has also entered discussions with Connor Freff Cochran founder of Changeling Films a California based company with a comic book property, that has potential film, game and licensing opportunities and again focused on our target demographic. Various websites are being reviewed as potential targets.  GSE started the development of its web-portal in January 2004 under the award winning Ellwood & Associates.

GSE financially has been relatively inactive maintaining the public company and little or no revenue.  Its last reporting financial statements were as Gamestate Entertainment Inc. with sales income for the nine-month ending December 31, 2003 of $1,225.00 USD.  The company reported a loss for the same period of $ 265,943 USD.  Funds to maintain the company’s status and development have been forthcoming from the founders.

SIGNATURE

The registrant hereby certifies that it meets all of the requirements for filing on Form 10-QSB and that it has duly caused and authorized the undersigned to sign this Quarterly Report in its behalf.

GAMESTATE ENTERTAINMENT, INC.

By: (Signed) CAMERON KING

Chief Executive Officer

Date:  February 17, 2004