Form 10QSB
period 2004-06-30
GAMESTATE ENTERTAINMENT INC
filed 2004-08-20
CIK 1089104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[    ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number:  000-26619

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC)
_______________________________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	98-0207745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 - 555 Burrard Street
Vancouver, British Columbia, Canada V7X 1M8
(604) 692-2810
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

June 30, 2004 was 16,461,920

Transitional Small Business Disclosure Format:

Yes  [    ]   No  [ X ]

FORM 10-QSB QUARTERLY REPORT
_________________________

GAMESTATE ENTERTAINMENT, INC.

Item 1.
GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./ LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
AS AT JUNE 30, 2004

(Unaudited - Prepared by Management)

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
INTERIM BALANCE SHEET
AS AT JUNE 30, 2004 WITH AUDITED FIGURES AT MARCH 31, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	June 30	March 31
	2004	2004
ASSETS
CURRENT ASSETS
Cash	$4,222	$-
Prepaid expenses and deposits	1,250	1,250

	5,472	1,250

EQUIPMENT (Notes 2(ii) and 3)
Computer equipment	9,250	10,000

Total Assets	$14,722	$11,250

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$-	$313
Accounts payable	114,583	96,386
Accrued expenses	6,500	6,500
Convertible notes payable (Note 4)	64,985	57,380
Advances from shareholders (Notes 5, 8, and 10)	368,373	342,336

	554,441	502,915
LONG TERM
Loan payable (Note 6)	99,659	78,353

Total Liabilities	654,100	581,268

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 7)
Common shares, 50,000,000 shares authorized, $0.001 par value;
16,461,920 and 16,461,920 shares issued and outstanding respectively (Note 8)	16,462	16,462
Additional paid-in capital	826,093	826,093
Accumulated deficit	(1,481,933)	(1,412,573)

Total Stockholders' Equity/(Deficit)	(639,378)	(570,018)

Total Liabilities and Stockholders' Equity/(Deficit)	$14,722	$11,250

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2004 AND 2003

(Unaudited - Prepared by Management)

(Stated in US Dollars)
	(Unaudited)	(Unaudited)
	June 30	June 30
	2004	2003
EXPENSES
Amortization	$750	$-
Audit and accounting	1,585	-
Bank charges and interest	12,733	5,659
Consulting	52,222	-
Legal	1,132	374
Management fees	-	30,000
Office	878	71
Regulatory fees	-	307
Transfer agent	60	-

	69,360	36,411

NET LOSS FOR THE PERIOD	$(69,360)	$(36,411)

NET LOSS PER COMMON SHARE (Note 2(iii))	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	16,461,920	31,418,353

GAMESTATE ENTERTAINMENT, INC.
(formerly LANERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
INTERIM CASH FLOW STATEMENT
FOR THE PERIOD ENDED JUNE 30, 2004 AND 2003

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	(Unaudited)	(Unaudited)
	June 30	June 30
	2004	2003
OPERATING ACTIVITIES
Net loss for the period	$(69,360)	$(36,411)
Add back non-cash items:
Amortization	750

	(68,610)	(36,411)
Changes in non-cash working capital items
Accounts receivable	-	(10,000)
Accounts payable	18,197	373

Cash provided/(used) by operating activities	(50,413)	(46,038)

FINANCING ACTIVITIES
Advances from shareholders	26,037	33,972
Loan payable increased	21,306	-
Convertible notes payable increased	7,605	12,147

Cash provided/(used) by financing activities	54,948	46,119

CASH INCREASE/(DECREASE)	4,535	81

CASH, BEGINNING OF PERIOD	(313)	-

CASH, END OF PERIOD	$4,222	$81

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$-	$-
Issued stock for capital assets and goodwill	$-	$-

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
AS AT JUNE 30, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

					(Unaudited)
	Common Shares		Additional		Total
	Number		Paid-In	Accumulated	Shareholders'
	of Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance, March 31, 2001	8,095,660	$8,096	$434,459	$(759,459)	$(316,904)

Net loss for the year ended
March 31, 2002	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	(830,848)	(388,293)

Issuance of common shares in
exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	33,096	534,459	(987,018)	(419,463)

Share consolidation of 1 new for 50 old	(32,433,740)	(32,434)	32,434	-	-

Issuance of common shares in
exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000

Issuance of common shares in
exchange for assets $0.25 per share	800,000	800	199,200	-	200,000

Net loss for the year ended
March 31, 2004	-	-	-	(425,555)	(425,555)

Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)

Net loss for period ended
June 30, 2004	-	-	-	(69,360)	(69,360)

Balance, June 30, 2004	16,461,920	$16,462	$826,093	$(1,481,933)	$(639,378)

The following notes are an integral part of these financial statements.

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2004

(Unaudited - Prepared by Management)

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

GameState Entertainment, Inc. (formerly LanWerX Entertainment, Inc. and before that Luna Medical Technologies, Inc.), (the "Company") was incorporated on January 19, 1999 under the laws of the State of Nevada for the purpose of engaging in any lawful activity. On May 31, 1999 the Company amended its articles of incorporation to reflect the name change to Luna Medical Technologies, Inc. On May 19, 2003, the company changed its name to LanWerX Entertainment, Inc. and on September 24, 2003 changed its name to GameState Entertainment, Inc.

On September 23, 2003 the Company acquired all the assets, goodwill, trademarks, and intellectual property of the Netopia Internet Café, a computer LAN game centre with 50 high-speed computer terminals and each having the latest game software. Netopia has been operating on the campus of the University of British Columbia in Vancouver, British Columbia, Canada since January 2002. The Company acquired all the assets in exchange for 800,000 common shares, with a deemed value of $200,000. Soon after acquiring Netopia, the gaming was closed and the assets to be used in a different venue.

These interim financial statements include all activity of the Company.

As a result of the change in business (see note 10) cumulative from inception figures have not been presented as management does not consider that these figures would provide meaningful information.

The Company maintains an office in Vancouver, British Columbia. The Company has elected a fiscal year-end of March 31.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles. This basis of presentation is presented to assist the reader in understanding the Company’s interim financial statements. All financial summaries included are presented on a comparative and consistent basis showing the figures for the corresponding period in the preceding year. The preparation of interim financial data is based on accounting principles and practices consistent with those used in the preparation of annual financial statements. These interim financial statements and notes are representative of the Company’s management who is responsible for their integrity and objectivity. These interim financial statements should be read in conjunction with the audited consolidated annual financial statements for the year ended March 31, 2004. The Company applies the same accounting policies and methods in these interim financial statements as those in the audited annual financial statements.

(i)    Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

(ii)	Equipment

Equipment is recorded at historical cost. The declining-balance method is used for the assets at the following annual rates:

Computer equipment        30%
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(iii)          Loss Per Share

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2004
(Unaudited - Prepared by Management)

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

(iv)        Provision for Taxes

At June 30, 2004, the Company had net operating losses of approximately $1,395,000 that may be offset against operating income in future years. No provision for taxes or tax benefits has been reported in these interim financial statements as there is not a measurable means of assessing future profits or losses.

(v)          Use of Estimates

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

(viii)       Derivative Instruments

At June 30, 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

(xi)         Going Concern

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying interim financial statements, the Company incurred a net loss of $69,360 for the period ended June 30, 2004, and has negative working capital. These interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2004
(Unaudited - Prepared by Management)

(xii)        Financial Instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these interim financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

3.    EQUIPMENT

		30 Jun 04	30 Jun 04	31 Mar 04
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
Computer equipment	$20,399	$11,149	$9,250	$10,000

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

The remaining two notes are dated May 30, 2003 totalling $10,000 with interest at 12% per annum which were due and payable on December 1, 2003. The principal is convertible into common shares at a conversion price of $0.25 per share on or before December 1, 2003. Subsequent to June 30, 2004, these two notes were converted into 40,000 common shares (see Note 12).

5.    ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at June 30, 2004:

(i)	There was an advance including interest from Campbell Capital Advisory, Inc. totalling $142,548 (March 31, 2004 - $139,080). The amount is unsecured and bears 10% interest per annum. Campbell Capital Advisory, Inc. is a related company under the control of the Company’s former secretary (see Notes 8 and 10).

(ii)	There is a note payable to Javelin Enterprises totalling $2,860 including interest (March 31, 2004 - $2,790). The note payable is unsecured, has no stated maturity, and bears 10% interest per annum. During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note. Javelin Enterprises is a shareholder of the Company (see Note 10).

(iii)	There were advances from King Capital Corporation totalling $222,965 (March 31, 2004 - $200,466). The amount is unsecured and bears no interest. King Capital Corporation is a shareholder of the Company and is controlled by the Company’s chief financial officer (see Notes 8 and 10).

6.     LOAN PAYABLE

A loan facility of $100,000 has been provided by an arm’s length third party with $96,659 advanced to the Company as at June 30, 2004. The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2004
(Unaudited - Prepared by Management)

7.    PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights.

No preferred shares were issued as of June 30, 2004.

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

8.     COMMON SHARES - Continued

During the year ended March 31, 2003, the Company issued 25,000,000 shares at $0.005 per share for a total of $125,000, for a reduction of debt; the Company’s shares were consolidated on the basis of 1 new share for 50 old shares; the Company issued 15,000,000 common shares at $0.005 per share for a total of $75,000 for a reduction of debt to related parties; and the Company issued 800,000 common shares to the sellers of the Netopia Internet Café in exchange for all the assets, goodwill, trademarks, and intellectual property of the business.

9.    WARRANTS AND OPTIONS

No warrants or options were issued and outstanding at June 30, 2004.

10.   RELATED PARTIES

The Company’s former secretary, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. ("CCA") which had advanced funds to the Company for operations and to retain the services of an attorney. As of June 30, 2004, the Company owes CCA $142,548 (see Notes 5 and 8).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued. As of June 30, 2004, the balance owing on the note was $2,860 (see Note 5).

As at June 30, 2004, the Company also received advances from a corporation owned by the chief financial officer of the Company totalling $222,965 (see Notes 5 and 8).

GAMESTATE ENTERTAINMENT, INC.
(formerly LANWERX ENTERTAINMENT, INC./LUNA MEDICAL TECHNOLOGIES, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED JUNE 30, 2004
(Unaudited - Prepared by Management)

11.   FOREIGN OPERATIONS

The accompanying interim balance sheet includes the Company’s assets in Canada. Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

12.   SUBSEQUENT EVENTS

On July 16, 2004, the holders of two convertible promissory notes totalling $10,000 converted the notes into 40,000 common shares of the Company.

On August 3, 2004, the Company issued a total of 3,935,000 stock options to consultants pursuant to the 2004 Stock Incentive Plan. These stock options were immediately exercised into shares. Consideration for the exercise of the stock options was the amount of the consulting agreements signed to provide services.

Item 2.  Management's Discussion and Analysis of Operations

On February 17, 2004, the Company announced that it elected to broaden its initial acquisition focus from PC Gaming to any leisure/entertainment company focused around 18-25 year olds in North America and Western Europe. For the first two quarters of fiscal 2004 the Company entered discussions with a variety of companies and individuals identifying and assessing potential acquisitions of products and services for incorporation into the Company’s web-portal.

On July 28, 2004, due to lack of success in executing the Company’s business plan the Board of Directors determined that it is no longer viable to continue operations under the then existing business plan. The Company has begun the initial process of eliminating and resolving any and all outstanding issues related to the prior focus of management and business operations.

The current focus of the Company is to identify and pursue options regarding the development of a new business, as well as seeking opportunities to acquire an entity that has current operations and is generating positive revenue, profits and cash flow in order to financially accommodate the costs of being a fully reporting company.

Plan of Operation.

As of the date of this report, the Company has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. At the present time the Company is concentrating substantially all of its efforts in raising capital and developing business operations.

This should not be read or understood that the Company will engage in capital formation before an acquisition target has been secured and disclosed. A corporation with no current business is generally unable to sell securities for two reasons: first, because it has no basis on which to interest investors, and second, because its ability to do is substantially restricted by current rules and regulations. Accordingly, we will not seek to raise funds by offering securities before disclosure of any arrangement to secure valuable business assets.

The Company has had substantial operating losses for the past years and is dependant upon outside financing to start operations. Such additional financing cannot be obtained before we find and disclose an acquisition of, or an arrangement to acquire, valuable business assets. This Company will seek one or more profitable business combinations or acquisitions. It will not and cannot engage in capital formation until and unless it acquires or adopts a specific business plan or business assets and can project the nature of its intended operations.

Plan of Operation for the Next Twelve Months.

This Company has no immediate or foreseeable need for additional funding, from sources outside of its circle of shareholders, during the next twelve months. Its management, if required may advance the expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock. No significant cash or funds are required for its Management to evaluate possible transactions. No such activity is expected for at least the next six months.

In the event that no combination is made within the next twelve months, this issuer may be forced to affect some advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required. Should this become necessary, the maximum amount of such advances is estimated not to exceed $10,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

This Company does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB.

Liquidity and Capital Resources

As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results therefrom and a corresponding negative impact on shareholder liquidity.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Forward-Looking Statements

The foregoing discussion, as well as the other sections of this Quarterly Report on Form 10-QSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds shareholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements. Potential factors that could affect forward-looking statements include, among other things, the Company's ability to identify, produce and complete film projects that are successful in the marketplace, to arrange financing, distribution and promotion for these projects on favorable terms in various markets and to attract and retain qualified personnel.

1

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedure

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation by our principal executive officer and principal financial officer.

2

Part II.

Other Information

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On June 16, 2004, the holders of two convertible promissory notes totaling $10,000 converted those notes into a total of 40,000 common shares of the Company’s common stock.

On August 3, 2004, the Company entered into various Consulting Agreements, and as consideration for the services to be provided thereunder, the Company issued 3,935,000 shares of common stock options pursuant to the Company’s 2004 Stock Incentive Plan. The Company filed, with the Securities and Exchange Commission, the material terms and conditions of the 2004 Stock Incentive Plan, on Form S-8 on August 5, 2004. The options issued pursuant to the Consulting Agreements were immediately exercised into shares of the Company’s common stock.

3

Item 6.  Exhibits and Reports Filed on Form 8-K:

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

3.1     Articles of Incorporation, as Amended (1)
3.2    Bylaws of Company (1)
31.1**     Certification of Chief Executive Officer Pursuant to Section 302
31.2**     Certification of Chief Financial Officer Pursuant to Section 302
32.1**     Certification of Chief Executive Officer Pursuant Section 906
32.2**    Certification of Chief Financial Officer Pursuant Sections 906

(1)     Filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB,
filed in July, 1997 and are incorporated by reference herein.
** Filed herewith.

(b) Forms 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

4

Gamestate Entertainment, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTATE ENTERTAINMENT, INC. (Registrant)

Date: August 17, 2004	By:	/s/ Rod Bartlett
Rod Bartlett
CEO

5