Form 10QSB
period 2004-09-30
QUEST OIL CORP
filed 2004-11-19
CIK 1089104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___________ TO __________

COMMISSION FILE NUMBER: 033-90355

QUEST OIL CORPORATION
(Exact name of small business issuer as specified in its charter)

GameState Entertainment Inc.
(Former name of registrant)

Nevada	000-26619	98-0207745
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
2000 East Lamar Boulevard Suite 600
Arlington, Texas 76006
(Address of principal executive offices)
817-462-4091
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Shares of Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of the date of this Report, the Registrant had 20,436,920 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2004
(Unaudited - Prepared by Management)

------INDEX------

Auditor’s Review Letter

Interim Balance Sheet

Interim Statement of Operations

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Cash Flow Statement

Notes to Interim Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

Quest Oil Corporation
(formerly GameState Entertainment, Inc.)
(formerly LanWerX Entertainment, Inc.)
(formerly Luna Medical Technologies Inc.)
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Quest Oil Corporation (formerly GameState Entertainment,Inc.) (formerly LanWerX Entertainment, Inc.) (formerly Luna Medical Technologies Inc.) (a development stage company) as of September 30, 2004 and the related statement of operations for the three and six months ended September 30, 2004 and 2003 and the statement of cash flows for the six month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (formerly LanWerX Entertainment, Inc.) (formerly Luna Medical Technologies Inc.) (a development stage company) as of March 31, 2004, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 7, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 2 of the Company's audited financial statements as of March 31, 2004, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2004. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of September 30, 2004, and for the three and six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2004. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

\s\ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada
November 19, 2004

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM BALANCE SHEET
AS AT SEPTEMBER 30, 2004 WITH AUDITED FIGURES AT MARCH 31, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	Sept 30, 2004	March 31, 2004
ASSETS
CURRENT ASSETS
Prepaid expenses and deposits	$1,250	$1,250

	1,250	1,250

EQUIPMENT (Notes 4(ii) and 5)
Computer equipment	8,500	10,000

Total Assets	$9,750	$11,250

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Bank overdraft	$39	$313
Accounts payable	167,296	96,386
Accrued expenses	1,350	6,500
Convertible notes payable (Notes 6 and 10)	57,460	57,380
Advances from shareholders (Notes 7, 10, and 12)	443,827	342,336

	669,972	502,915
LONG TERM
Loan payable (Note 8)	101,732	78,353

Total Liabilities	771,704	581,268

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 9)
Common shares, 95,000,000 shares authorized, $0.001 par value;
20,436,920 and 16,461,920 shares issued and outstanding respectively (Note 10)	20,437	16,462
Additional paid-in capital	1,066,368	826,093
Accumulated deficit	(1,848,759)	(1,412,573)

Total Stockholders' Equity/(Deficit)	(761,954)	(570,018)

Total Liabilities and Stockholders' Equity/(Deficit)	$9,750	$11,250

The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER, 2004 AND 2003

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003

REVENUES	$-	$1,225	$-	$1,225
	-	1,225	-	1,225
EXPENSES
Amortization	750	-	1,500	-
Audit and accounting	1,089	1,219	2,674	1,219
Bank charges and interest	9,742	6,203	22,475	11,862
Consulting	182,220	9,605	234,442	9,605
Foreign exchange loss	-	1,107	-	1,107
Investor relations activities	984	-	984	-
Legal	52,997	4,395	54,129	4,769
Management fees	109,966	30,000	109,966	60,000
Office	4,197	687	5,075	758
Parking	1,486	186	1,486	186
Promotional expenses	-	730	-	730
Regulatory fees	1,545	-	1,545	307
Rent	2,054	573	2,054	573
Telephone	-	235	-	235
Transfer agent	870	-	930	-
Travel	303	2,171	303	2,171

	368,203	57,111	437,563	93,522
Other Item
Forgivness of Debt	(1,377)	-	(1,377)	-
NET LOSS FOR THE PERIOD	$(366,826)	$(55,886)	$(436,186)	$(92,297)

NET LOSS PER COMMON SHARE (Note 4(iii))	$(0.02)	$(0.03)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	19,118,587	2,161,920	17,790,253	1,411,920

The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIT)
AS AT SEPTEMBER 30, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

					(Unaudited)
	Common Shares		Additional		Total
	Number		Paid-In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, March 31, 2001	8,095,660	$8,096	$434,459	$(759,459)	$(316,904)

Net loss for the year ended
March 31, 2002	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	(830,848)	(388,293)

Issuance of common shares in
exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	33,096	534,459	(987,018)	(419,463)

Share consolidation of 1 new for 50 old	(32,433,740)	(32,434)	32,434	-	-

Issuance of common shares in
exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000

Issuance of common shares in
exchange for assets $0.25 per share	800,000	800	199,200	-	200,000

Net loss for the year ended
March 31, 2004	-	-	-	(425,555)	(425,555)

Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)

Issuance of common shares in
exchange for debt at $0.25 per share	40,000	40	9,960	-	10,000

Issuance of common shares in
exchange for legal and consulting fees	3,935,000	3,935	230,315	-	234,250

Net loss for period ended
September 30, 2004	-	-	-	(436,186)	(436,186)

Balance, September 30, 2004	20,436,920	$20,437	$1,066,368	$(1,848,759)	$(761,954)

The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM CASH FLOW STATEMENT
FOR THE THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	3 months	3 months	6 months	6 months
	ended	ended	ended	ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
OPERATING ACTIVITIES
Net loss for the period	$(366,826)	$(55,886)	$(436,186)	$(92,297)
Add back non-cash items:
Amortization	750	-	1,500	-
Forgiveness of debt	(1,377)	-	(1,377)	-
Legal and consulting fees paid with shares	234,250	-	234,250	-

	(133,203)	(55,886)	(201,813)	(92,297)
Changes in non-cash working capital items
Accounts receivable	-	10,000	-	-
Prepaid expenses	-	(1,250)	-	(1,250)
Accounts payable	52,713	5,694	70,910	6,067

Cash provided/(used) by operating activities	(80,490)	(41,442)	(130,903)	(87,480)

FINANCING ACTIVITIES
Convertible notes payable issued	-	-	-	10,000
Accrued interest on convertible notes not paid	3,852	2,612	11,457	4,759
Loan advanced	-	26,702	19,794	26,702
Accrued interest on loan not paid	2,073	44	3,585	44
Advances from shareholders	75,454	23,804	101,491	57,776
Accrued expenses	(5,150)	(6,500)	(5,150)	(6,500)

Cash provided/(used) by financing activities	76,229	46,662	131,177	92,781

CASH INCREASE/(DECREASE)	(4,261)	5,220	274	5,301

CASH/(OVERDRAFT), BEGINNING OF PERIOD	4,222	81	(313)	-

CASH/(OVERDRAFT), END OF PERIOD	$(39)	$5,301	$(39)	$5,301

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$10,000	$75,000	$10,000	$75,000
Issued stock for capital assets and goodwill	$-	$200,000	$-	$200,000
Issued stock for legal and consulting fees	$234,250	$-	$234,250	$-
The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited - Prepared by Management)

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Quest Oil Corporation (“QOIL” or the “Company”) is in the business of acquiring and participating in development stage oil and gas properties around the globe. The Company was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Arlington, Texas.

These interim financial statements include all activity of the Company.

As a result of the change in business (see note 10) cumulative from inception figures have not been presented as management does not consider that these figures would provide meaningful information.

The Company has elected a fiscal year-end of March 31.

2.	GOING CONCERN

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying interim financial statements, the Company incurred a net loss of $436,186 for the six months ended September 30, 2004, and has negative working capital. These interim financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, this interim financial statement and the related notes should be read in conjunction with the Company’s audited annual financial statements for the year ended March 31, 2004 included in the Company’s annual report on Form 10-KSB.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited - Prepared by Management)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies are included in the Company’s 2004 Annual Report. Significant accounting policies which affect the Company or that may have been developed since March 31, 2004 are summarized below:

(i)     Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

(ii)    Equipment

Equipment is recorded at historical cost. The declining-balance method is used for the assets at the following annual rates:

Computer equipment     30%

(iii)    Loss Per Share

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

(iv)    Provision for Taxes

At September 30, 2004, the Company had net operating losses of approximately $1,848,000 that may be offset against operating income in future years. No provision for taxes or tax benefits has been reported in these interim financial statements as there is not a measurable means of assessing future profits or losses.

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

(viii)    Derivative Instruments

At September 30, 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

(ix)    Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited - Prepared by Management)

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- Continued

(x)    Foreign Currency Transactions

All figures presented are in US dollars. Foreign currency transactions are translated to US dollars using the exchange rate in effect at the time of the transaction.

(xi)    Financial Instruments

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

5.     EQUIPMENT

		30Sep04	30Sep04	31Mar04
	Cost	Accumulated Amortizatoin	Net Book Value	Net Book Value
Computer equipment	$20,399	$11,899	$8,500	$10,000

6.	CONVERTIBLE NOTES PAYABLE

There are three convertible notes payable at September 30, 2004. The notes are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually which were due and payable on May 31, 2003. The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002.

During the quarter ended September 30, 2004, the holders of two convertible promissory notes in the principal amount of $10,000 converted the notes into 40,000 common shares of the Company.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited - Prepared by Management)

7.             ADVANCES FROM SHAREHOLDERS

Advances from shareholders consist of the following at September 30, 2004:

(i)	There was an advance including interest from Campbell Capital Advisory, Inc. totalling $152,940 (March 31, 2004 - $139,080). The amount is unsecured and bears 10% interest per annum. Campbell Capital Advisory, Inc. is a related company under the control of a shareholder of the Company (see Notes 10 and 12).

(ii)	There is a note payable to Javelin Enterprises totalling $2,932 including interest (March 31, 2004 - $2,790). The note payable is unsecured, has no stated maturity, and bears 10% interest per annum. During December of 1999, the Company issued 80,000 common shares as partial satisfaction of the note. Javelin Enterprises is a shareholder of the Company (see Note 12).

(iii)	There were advances from King Capital Corporation totalling $287,955 (March 31, 2004 - $200,466). The amount is unsecured and bears no interest. King Capital Corporation is a shareholder of the Company (see Notes 10 and 12).

8.	LOAN PAYABLE

A loan facility of $100,000 has been provided by an arm’s length third party with $95,590 (March 31, 2004 - $75,796) advanced to the Company as at September 30, 2004. The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.

9.            PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights. No preferred shares were issued as of September 30, 2004.

10.           COMMON SHARES

The Company is authorized to issue up to 95,000,000 common shares with a par value of $0.001 per share. The voting rights of the common shares are non-cumulative.

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

On July 16, 2004, the holders of the two convertible promissory notes totalling $10,000 converted the notes and accrued interest into 40,000 common shares of the Company.

On August 3, 2004, the Company issued a total of 3,935,000 stock options at an exercise price of $0.001 or $0.05 to consultants pursuant to the 2004 Stock Incentive Plan. These stock options were immediately exercised into shares as per the terms of the consulting agreements. Consideration for the exercise of the stock options was the amount of the consulting agreements signed to provide services totalling $234,250.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004

(Unaudited - Prepared by Management)

11.          WARRANTS AND OPTIONS

No warrants or options were issued and outstanding at September 30, 2004.

12.          RELATED PARTIES

The Company’s former secretary, Gordon C. McDougall, is also the president and shareholder of Campbell Capital Advisory, Inc. (“CCA”) which had advanced funds to the Company for operations and to retain the services of an attorney. As of September 30, 2004, the Company owes CCA $152,940 (see Notes 7 and 10).

The Company executed a promissory note in favour of a shareholder for funds advanced to the Company. As partial satisfaction of the note, 80,000 common shares were issued. As of September 30, 2004, the balance owing on the note was $2,932 (see Note 7).

As at September 30, 2004, the Company also received advances from a corporation owned by the chief financial officer of the Company totalling $287,955 (see Notes 7 and 10).

13.          FOREIGN OPERATIONS

The accompanying interim balance sheet includes the Company’s assets in Canada. Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

14.           SUBSEQUENT EVENTS

On September 15, 2004, the Company announced that it entered into an agreement with Grey Creek Petroleum Corp. (“Grey Creek”) of Vancouver, British Columbia, Canada to acquire all the capital stock, including rights and interests to the Application Petroleum Prospectors Licenses that Grey Creek holds in Papua, New Guinea. On October 13, 2004, the letter of intent to acquire Grey Creek expired and the Company did not renew its interest.

On October 27, 2004, the Company established its new corporate head office at Suite 600 - 2000 East Lamar Blvd., Arlington, Texas, 76006.

On October 29, 2004, the Company announced the acceptance of Robert Martin to the Board of Directors.

On November 8, 2004, the Company established a wholly owned Canadian subsidiary, Quest Canada Corporation, in Edmonton, Alberta for the purpose of holding Alberta oil and gas property acquisitions.

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS
BUSINESS HISTORY AND DEVELOPMENT

Quest Oil Corporation, formerly known as Gamestate Entertainment Inc., currently trades on the OTC Bulletin Board under the symbol “QOIL” and is referred to in this Form 10-QSB as the “Company”, the “Registrant” or the “Issuer”.

During 2003, and until August of 2004, the company was attempting to acquire an active business. In August of 2004, the company changed its name to “Quest Oil Corporation” to reflect its intended acquisition of a new business as described below.

On August 18, 2004, the Company signed a letter of intent to acquire 100% interest in Grey Creek Petroleum Ltd. (“Grey Creek”), a company incorporated in British Columbia, Canada with assets.

In keeping with the company’s new business plan and direction on August 18, 2004, the Company accepted the resignations of Ms. Gwenda Ellwood, Mr. Connor Cochrane and Mr. Gordon Skene.

Company Activity

The following business activities took place in the third quarter:

1)	A variety of business sectors and related opportunities were reviewed for the companies business plan through July and August, the oil and gas sector was identified as the most prudent path for the Company;

2)	An LOI was entered into on August 18th for all of the shares of Grey Creek Petroleum;

3)	Gamestate Entertainment Inc. changed its name to Quest Oil Corporation on September 7th, 2004;

4)	Collateral material supporting the name and business including a website and executive summary were developed and launched in September;

5)	Additions and deletions were made to the board of directors and advisory boards to support the Companies business plan;

6)	Consultants were engaged that could support the evaluation and acquisition of oil and gas properties;

7)	Additional Oil & Gas sector properties were sought out for acquisition.

Plan of Operation.

As of the date of this report, the Company has one prospect under intent related to the oil and gas sector. Its business plan is to seek one or more potentially profitable oil and gas business combinations or acquisitions to secure profitability for shareholders. At the present time the Company is concentrating substantially all of its efforts in raising capital and developing business operations in the oil and gas sector.

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

The short term goals of Quest Oil Corporation include:

1) Completion of an agreement to acquire an interest in an oil and gas property or properties that is at the development stage (vs. exploration) in the North American Market;

2) secure the required capital for completion of the acquisition of the oil and gas property and its development through to production;

3) Completion of an agreement to acquire an interest in an oil and gas property or properties in the North American market that are already in production and have revenues;

4) Completion of an agreement to acquire an interest in a major oil and gas development prospect on an International level.

1

Liquidity and Capital Resources

As of the date of this report, we require additional capital investments or borrowed funds to meet cash flow projections and carry forward our new business objectives. There can be no assurance that we will be able to raise capital from outside sources in sufficient amounts to fund our new business.

The failure to secure adequate outside funding would have an adverse affect on our plan of operation and results there from and a corresponding negative impact on shareholder liquidity.

Plan of Operation for the Next Twelve Months

For the next twelve months we plan to continue to solidify acquisition contracts that are currently in the negotiation phase, complete the development plan for each of those acquisitions and aggressively seek out additional opportunities that will diversify the revenue source from the oil and gas sector.

During the period ended September 30, 2004, we have been focusing on effectuating and implementing our business plan, that includes building relationships in the oil and gas sector, building a strong board of directors and advisory board capable in the oil and gas sector, establishing alliances that will assist in the necessary funding of the development programs contemplated and finding suitable targets for acquisition.  As such, we will require additional financing to continue implementing our business plan. We plan to reduce our losses during the next year by generating revenue at the well head and reducing certain operating expenses, including changes in management, and the location of  our administrative offices. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to generate revenue from the sale of oil and gas. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

Over the next 12 months, we expect to have continual and consistent growth. However, in order to implement our business plan, we expect that during 2004/2005 our operating costs will more than offset our gross profit.

We anticipate funding our working capital needs for the next 12 months through equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, no assurance can be given that we will be able to raise sufficient cash to meet these cash requirements.

We plan to improve cash flow and operating results via the acquisition of development properties and from raising additional capital through private placements of stock, private advances, and loans. Should the Company acquire development properties, we may need to hire additional employees, agents, or independent contractors as well as purchase or lease additional equipment.

We are dependent for our continuing operations on further debt or equity financings. Failure to obtain such financings could result in the company not being unable to continue its operations

OFF-BALANCE SHEET ARRANGEMENTS

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

Internal and External Sources of Liquidity

Quest Oil has funded its operations principally from issuance of common stock and borrowings in the form of advances from related parties.

2

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Quest Oil’s strategy for growth, product development, market position, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

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

All forward-looking statements are made as of the date of filing of this Form 10-QSB and Quest Oil disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

Quest Oil may, from time to time, make oral forward-looking statements. Quest Oil strongly advises that the above paragraph and the risk factors described in this quarterly report and in Quest Oil’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Quest Oil to materially differ from those in the oral forward-looking statements. Quest Oil disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Currency Risks and Fluctuations

The Company’s revenues to date and for the foreseeable future are received in Canadian dollars. The Canadian dollar has, in the quarter ending September 30, 2004, depreciated against the US dollar in which the Company’s financial statements are prepared. If this trend continues, and given that some major expenses of the Company are fixed in US dollars, the Company’s operating results could be negatively impacted by such currency fluctuations.

ITEM 3. QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

Within the ninety days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer carried out an evaluation of the effectiveness of the design and operations of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its periodic SEC filings is recorded, processed and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in a timely alerting time to material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

3

Part II.

Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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
** Filed herewith.

(b)     Forms 8-K

  On October 29, 2004, the Company filed an 8-K announcing the election of a new director, an increase in its authorized shares and a change in the Company’s transfer agent.

4

Quest Oil Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST OIL CORPORATION. (Registrant)

DATED: November 19, 2004	By:	/s/ Rod Bartlett
Rod Bartlett
CEO