Form 10QSB
period 2004-12-31
QUEST OIL CORP
filed 2005-02-24
CIK 1089104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2004

    ☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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
Yes ☐  No ☐
As of the date of this Report, the Registrant had 20,436,920 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☐

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS
at
December 31, 2004
(Unaudited - Prepared by Management)

------INDEX------

Auditor’s Review Letter

Interim Balance Sheet

Interim Statement of Operations

Interim Statement of Stockholders’ Equity/(Deficit)

Interim Cash Flow Statement

Notes to Interim Financial Statements

INDEPENDENT ACCOUNTANT'S REPORT

Quest Oil Corporation
(formerly GameState Entertainment, Inc.)
(formerly LanWerX Entertainment, Inc.)
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (formerly LanWerX Entertainment, Inc.) (a development stage company) as of December 31, 2004 and the related consolidated statement of operations for the three and nine months ended December 31, 2004 and 2003 and the statement of cash flows for the nine month periods ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (formerly LanWerX Entertainment, Inc.) (a development stage company) as of March 31, 2004, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 7, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 2 of the Company's audited financial statements as of March 31, 2004, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2004. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim consolidated financial statements as of December 31, 2004, and for the three and nine months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at December 31, 2004. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

\s\ MacKay LLP, Chartered Accountants
Vancouver, British Columbia, Canada
February 18, 2005

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2004 WITH AUDITED FIGURES AT MARCH 31, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

		Dec 31		Mar 31
		2004		2004
ASSETS
CURRENT ASSETS	$		$
Cash		372		-
Prepaid expenses and deposits		11,992		1,250

		12,364		1,250

OIL AND GAS PROPERTY (Notes 4(ii) and 5)		19,392		-

EQUIPMENT (Notes 4(iii) and 6)
Computer equipment		10,000		10,000
Less: accumulated amortization		2,250		-

		7,750		10,000

Total Assets		$39,506	$	$ 11,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft		$-		$313
Accounts payable		135,645		96,386
Accrued expenses		1,350		6,500
Convertible notes payable (Note 7)		60,690		57,380
Loans payable (Note 8)		510,071		-
Advances from shareholders (Note 11)		-		342,336

		707,756		502,915
LONG TERM
Loan payable (Note 9)		103,656		78,353

Total Liabilities		$811,412		$581,268

STOCKHOLDERS' DEFICIT
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 10)
Common shares, 95,000,000 shares authorized, $0.001 par value;
27,036,920 and 33,095,660 shares issued and outstanding respectively (Note 11)		27,037		16,462
Additional paid-in capital		1,639,768		826,093
Accumulated deficit		(2,438,711)		(1,412,573)

Total Stockholders' Deficit		(771,906)		(570,018)

Total Liabilities and Stockholders' Deficit		$39,506		$11,250

The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	Dec 31	Dec 31	Dec 31	Dec 31
	2004	2003	2004	2003

REVENUES
Game center revenue	$-	$-	$-	$1,225

EXPENSES
Amortization	750	3,088	2,250	3,088
Auditing and accounting	3,818	820	6,492	2,039
Bank charges and interest	9,783	8,045	32,258	19,907
Consulting	75,461	4,728	309,903	14,333
Dues and subscriptions	-	458	-	458
Foreign exchange loss	3,520	1,476	3,520	2,583
Impairment of goodwill	-	111,147	-	111,147
Investor relations activities	655	-	1,639	-
Legal	830	668	54,959	5,437
Management fees	25,034	30,000	135,000	90,000
Office supplies and stationery	(1,683)	6,412	3,392	7,170
Parking	759	924	2,245	1,110
Promotional expenses	7,465	48	7,465	778
Regulatory fees	4,028	-	5,573	307
Rent	8,054	2,222	10,108	2,795
Stock based compensation (Note 11)	500,000	-	500,000	-
Telephone	2,627	1,192	2,627	1,427
Transfer agent	1,100	-	2,030	-
Travel	12,410	2,418	12,713	4,589

	654,611	173,646	1,092,174	267,168

OTHER REVENUES
Forgiveness of debt	64,659	-	66,036	-

	64,659	-	66,036	-

NET LOSS FOR THE PERIOD	$(589,952)	$(173,646)	$(1,026,138)	$(265,943)

NET LOSS PER COMMON SHARE (Note 4(iv))	$(0.03)	$(0.01)	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	23,303,587	16,461,920	19,628,031	16,334,210

The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS AT DECEMBER 31, 2004

(Unaudited - Prepared by Management)

(Stated in US Dollars)

					(Unaudited)
	Common Shares		Additional		Total
	Number		Paid-In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity/(Deficit )

Balance, March 31, 2001	8,095,660	$8,096	$434,459	$(759,459)	$(316,904)

Net loss for the year ended
March 31, 2002	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	8,095,660	8,096	434,459	(830,848)	(388,293)

Issuance of common shares in
exchange for debt at $0.005 per share	25,000,000	25,000	100,000	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	33,095,660	33,096	534,459	(987,018)	(419,463)

Share consolidation of 1 new for 50 old	(32,433,740)	(32,434)	32,434	-	-

Issuance of common shares in
exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000

Issuance of common shares in
exchange for assets $0.25 per share	800,000	800	199,200	-	200,000

Net loss for the year ended
March 31, 2004	-	-	-	(425,555)	(425,555)

Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)

Issuance of common shares in
exchange for debt at $0.25 per share	40,000	40	9,960	-	10,000

Issuance of common shares in
exchange for legal and consulting fees	3,935,000	3,935	230,315	-	234,250

Issuance of common shares in
exchange for consulting fees	1,600,000	1,600	78,400	-	80,000

Issuance of common shares in
exchange for employment services (Note 11)	5,000,000	5,000	495,000	-	500,000

Net loss for period ended
December 31, 2004	-	-	-	(1,026,138)	(1,026,138)

Balance, December 31, 2004	27,036,920	$27,037	$1,639,768	$(2,438,711)	$(771,906)

The accompanying notes are an integral part of these financial statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT INC.)
(A Development Stage Company)
INTERIM CONSOLIDATED CASH FLOW STATEMENT
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	3 months	3 months	9 months	9 months
	ended	ended	ended	ended
	Dec 31	Dec 31	Dec 31	Dec 31
	2004	2003	2004	2003

OPERATING ACTIVITIES
Net loss for the period	$(589,952)	$(173,646)	$(1,026,138)	$(265,943)
Add/(deduct) non-cash items
Amortization	750	3,088	2,250	3,088
Forgiveness of debt	(64,659)	-	(66,036)	-
Impairment of goodwill	-	111,147	-	111,147
Legal and consulting fees paid with shares	80,000	-	314,250	-
Stock based compensation (Note 11)	500,000	-	500,000	-

	(73,861)	(59,411)	(275,674)	(151,708)
Changes in non-cash working capital items
Prepaid expenses	(10,742)	-	(10,742)	(1,250)
Accounts payable	33,008	(2,842)	105,295	(3,275)
Accrued liabilities	-	-	(5,150)	-

Cash provided/(used) by operating activities	(51,595)	(62,253)	(186,271)	(156,233)

FINANCING ACTIVITIES
Convertible notes payable	3,230	3,325	13,310	18,084
Loans advanced	511,995	40,809	535,374	67,555
Advances from shareholders	(443,827)	13,004	(342,336)	70,780

Cash provided/(used) by financing activities	71,398	57,138	206,348	156,419

INVESTING ACTIVITIES
Oil and gas property	(19,392)	-	(19,392)	-

	(19,392)	-	(19,392)	-

CASH INCREASE/(DECREASE)	411	(5,115)	685	186

CASH, BEGINNING OF PERIOD	(39)	5,301	(313)	-

CASH, END OF PERIOD	$372	$186	$372	$186

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$-	$-	$10,000	$75,000
Issued stock for assets acquired	$-	$-	$-	$200,000
Issued stock for services	$580,000	$-	$814,250	$-

The accompanying notes are an integral part of these financial statements

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Quest Oil Corporation (“QOIL” or the “Company”) is in the business of acquiring and participating in development stage oil and gas properties around the globe. The Company was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Arlington, Texas.

These interim consolidated financial statements include all activity of the Company and its wholly owned Canadian subsidiary, Quest Canada Corporation. The subsidiary was created for the purpose of holding Alberta oil and gas property acquisitions.

As a result of the change in business, cumulative from inception figures have not been presented as management does not consider that these figures would provide meaningful information.

The Company has elected a fiscal year-end of March 31.

2.	GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $1,026,138 for the nine months ended December 31, 2004, and has negative working capital. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	BASIS OF PRESENTATION

These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, this interim consolidated financial statement and the related notes should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended March 31, 2004 included in the Company’s annual report on Form 10-KSB.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies are included in the Company’s 2004 Annual Report. Significant accounting policies which affect the Company or that may have been developed since March 31, 2004 are summarized below:

(i)    Accounting Method

    The Company’s consolidated financial statements are prepared using the accrual method of accounting.

    (ii)    Oil and Gas Activities

   The Company follows the full cost method of accounting for its oil and gas activities; accordingly, all costs associated with the acquisition, exploration, and development of oil and gas properties are capitalized within the appropriate cost center. Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by the Company for its own account, and do not include any costs related to production, general corporate overhead, or similar activities.

       All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by the Company.

     For each cost center, capitalized costs less accumulated depletion and related deferred income taxes, may not exceed the cost center ceiling. The cost center ceiling is equal to the sum of: (a) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing the proved reserves computed using a 10 percent discount factor; (b) the cost of properties not being amortized; (c) the lower of cost or fair market value of unproven properties included in the costs being amortized; and (d) income tax effects related to the differences between the book and tax basis of the properties. Any excess is charged to expense during the period in which the excess occurs.

    Sales of oil and gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Abandonments of oil and gas properties are accounted for as adjustments of capitalized costs, and are amortized and subject to the cost center ceiling limitation.

              (iii)    Equipment

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

(v)    Provision for Taxes

At December 31, 2004, the Company had net operating losses of approximately $2,400,000 that may be offset against operating income in future years. No provision for taxes or tax benefits has been reported in these interim consolidated financial statements as there is not a measurable means of assessing future profits or losses.

(vi)    Use of Estimates

The process of preparing consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the consolidated financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

(vii)       Advertising

Advertising costs are charged to operations in the year incurred.

(viii)       Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

(ix)    Derivative Instruments

At December 31, 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

(xii)    Financial Instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these interim consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

(xiii)    Stock based compensation

The Company has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

5. OIL AND GAS PROPERTY

On November 22, 2004, the Company entered into a Farm-in Agreement with Premium Petroleum Inc. to acquire an 80% working interest in the Boyne Lake gas prospect, located northeast of Edmonton, Alberta, Canada. Under the agreement, the Company must drill, complete, and tie-in one well at Boyne Lake on or before January 31, 2005 or such later date as mutually agreed by the parties. The Company is also to provide a total of CDN$296,000, or 80% of the costs, to be utilized in the Drill and Abandon drilling phase to earn its 80% working interest. The Company has forwarded CDN$25,000 as at December 31, 2004.

6.    EQUIPMENT

			31Dec04	31Mar 04
	Cost	Accumulated Amortization	Net Book	Net Book
			Value	Value

Computer equipment	$10,000	$2,250	$7,750	$10,000

7.	CONVERTIBLE NOTES PAYABLE

There are three convertible notes payable at December 31, 2004. The notes are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually which were due and payable on May 31, 2003. The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002.

During the quarter ended September 30, 2004, the holders of two convertible promissory notes in the principal amount of $10,000 converted the notes into 40,000 common shares of the Company.

8.    LOANS PAYABLE

Loans payable consist of the following at December 31, 2004:

(i)	There is a loan payable for $159,666 (March 31, 2004 - $Nil) including interest. The amount is unsecured with interest at 10% per annum. On October 18, 2004, two loans were assigned from Campbell Capital Advisory, Inc. and Javelin Enterprises which were related businesses under the control of shareholders of the Company;

(ii)	There is a loan payable for $300,000 (March 31, 2004 - $Nil). The amount is unsecured and without interest. On October 18, 2004, this loan was assigned from King Capital Corporation which is a related company under the control of a shareholder of the Company; and

(iii)	There is a loan payable for $50,405 (March 31, 2004 - $Nil). The amount is unsecured with interest at 8% per annum and due on May 24, 2005.

9.	LOAN PAYABLE

A loan facility of $100,000 has been provided with $95,590 (March 31, 2004 - $75,796) advanced to the Company as at December 31, 2004. The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest. To date no interest has been paid on the loan.

10.    PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights. No preferred shares were issued as of December 31, 2004.

11.    COMMON SHARES

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

During the year ended March 31, 2003, the Company issued 25,000,000 shares at $0.005 per share for a total of $125,000, for a reduction of debt; the Company’s shares were consolidated on the basis of 1 new share for 50 old shares; the Company issued 15,000,000 common shares at $0.005 per share for a total of $75,000 for a reduction of debt to related parties; and the Company issued 800,000 common shares to the sellers of the Netopia Internet Café in exchange for all the assets, goodwill, trademarks, and intellectual property of the business.On July 16, 2004, the holders of the two convertible promissory notes totalling $10,000 converted the notes and accrued interest into 40,000 common shares of the Company.

On August 3, 2004, the Company issued a total of 3,935,000 stock options to consultants pursuant to the 2004 Stock Incentive Plan. These stock options were immediately exercised into shares as per the terms of the consulting agreements. Consideration for the exercise of the stock options was the amount of the consulting agreements signed to provide services totalling $234,250.

On October 1, 2004, the Company issued a total of 1,000,000 shares to consultants for consulting services totalling $50,000.

On December 1, 2004, the Company issued a total of 600,000 shares to consultants for consulting services totalling $30,000.

On December 1, 2004, the Company issued 5,000,000 shares to the President and the Chief Financial Officer under their employment agreements, for which $500,000 has been recorded as stock based compensation based on the stock price at the date of the grant.

12.    WARRANTS AND OPTIONS

No warrants or options were issued and outstanding at December 31, 2004.

13.    RELATED PARTY TRANSACTIONS

During the period ended December 31, 2004, the Company entered into the following transactions with related parties:

(i)	paid or accrued management fees of $135,000 (December 31, 2003 - $90,000) to companies related to the Chief Executive Officer and the Chief Financial Officer in addition to issuing 3,000,000 and 2,000,000 common shares respectively to those companies.

These transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

14.    FOREIGN OPERATIONS

The accompanying interim balance sheet includes the Company’s assets in Canada. Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

15.	SEGMENTED INFORMATION

During the nine months ended December 31, 2004, the Company’s operating activity was performed in the United States and Canada. Geographical segments are presented as follows:

DECEMBER 31, 2004	U.S.	CANADA	TOTAL
Revenue	$-	$-	$-
Administrative expenses	54,959	971,179	1,026,138
Income/(loss) for the period	(54,959)	(971,179)	(1,026,138)
Identifiable assets	$-	$39,506	$39,506

16.    SUBSEQUENT EVENTS

On January 5, 2005, the Company appointed Peter Miele as Vice-President of Marketing.

On January 31, 2005, the Company issued 1,346,540 shares for consulting services totalling $67,327.

On February 15, 2005, the Company announced that it completed the acquisition to acquire a 100% working interest in the two-section Acadia North prospect located approximately 160 miles due east of Calgary, Alberta, Canada. A third party reservoir engineering firm, Chapman Engineering, confirms reserves proved and probable of 3 BCF with a revenue value of $18 million. Under the terms of the farm-in agreement with Moraine Resources Ltd., the Company must reprocess 8 kilometres of trade seismic line with the option to drill a new well into the proved reservoir sand, and a second well can be drilled on the second section after evaluating the first well. The 100% working interest is earned on the sections when the test wells are drilled. Budget forecasts for drilling, completion, and tie-in on a per well basis is estimated at $500,000. Following the completion of the required leasing, surveying, licensing, and site preparation, Quest plans to commence drilling.

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

The Company has been successful through the last quarter in attracting Board Members, Advisors and Consultants with significant knowledge and experience in the oil & gas sector to the Company.

The Company has been successful in determining and executing a clear acquisition strategy in the Alberta oil and gas sector and has secured several properties under some form of agreement throughout the quarter.

The Company has been successful in determining and executing a clear acquisition strategy for companies that hold existing production within the oil and gas sector and has secured several prospects under some form of agreement.

The company has been successful in determining a clear acquisition strategy for companies involved in oil & gas technologies and believes it will soon secure a company under some form of agreement.

Company Activity

The following business activities took place in the third quarter:

1)
On October 21, 2004, at a meeting of the Board of Directors, the Company passed a resolution announcing that it had decided to terminate its relationship with its transfer agent, Jersey Transfer & Trust. At that same meeting, the Company appointed Colonial Stock Transfer as their new transfer agent.

2)
On October 22, 2004, the Company elected Robert Martin to its Board of Directors. Mr. Martin is President and a Director of LongBow Energy Corp. Additionally, Mr. Martin has over 25 years of experience in oil and gas exploitation and development, primarily a geo-technical role. Mr. Martin has significant experience which ranges from Vice President of Exploration in smaller Canadian, United States and Australian companies to ownership of a successful private oil and gas producing company.

3)
On October 29, 2004, the Memorandum of Understanding with Grey Creek Petroleum was mutually abandoned after a reasonable amount of due diligence was exercised by both parties and no corporate fit was found.

4)
On November 4th, 2004 the Company made a proposal to Canadian Natural Resources Limited to Farmin on two sections in SW Alberta. These properties are believed to have significant unproven potential, this proposal is outstanding awaiting processing.

5)
On November 15th, 2004 the Company entered into a Memorandum of Understanding (MOU) with Graham Petroleum Corporation to acquire all of its issued shares, after a brief due diligence the company elected to allow the MOU to lapse.

6)
On November 22nd, 2004 the Company entered into a conditional Farmin Agreement with Premium Petroleum Inc. that would earn Quest Oil an 80% working interest in one section known as the Boyne Lake Prospect. The company provided a $25,000 CDN non-refundable deposit to secure this agreement. This agreement was subsequently extended to December 28th, 2004 and beyond through a financing agreement with the Principals of Premium Petroleum. The Company is also to provide a total of CDN $296,000 or 80% or the costs, to be utilized in the drill and abandonment drilling phase to earn its 80% working interest.

7)
On Dec 7th, 2004 the Company entered into a letter of understanding with Vega Resources Ltd. to receive assignment of its interest in two sections known as the Acadia North Project in Alberta, Canada. Quest would earn a 100% working interest. Subsequently to December 31, 2004 the company provided monies of $30,000.00 CDN to Vega Resources for seismic review. Subsequently the company signed an agreement dated February 1st, 2005 to have TransAction Oil & Gas Ventures, Inc. provided drilling and operational services.

8)
On December 16th, 2004 the Company entered into a Memorandum of Understanding with Broken Straw Oil Development Company to acquire all of its shares. Broken Straw currently owns 210 oil & gas wells in Warren County, Pennsylvania, with over 2000 MBbls of oil and 792 MMcf of Natural Gas in proven reserves, its last PV10 valuation was in excess of $18.5 million.

 Plan of Operation.

As of the date of this report, the Company has secured one prospect under a letter of intent, has another producing company with reserves under a Memorandum Of Understanding and has made offers on several other prospects all related to the oil and gas sector. Its business plan is to own multiple assets of potentially profitable oil and gas business combinations or acquisitions in order to secure profitability for shareholders. The Company continues to concentrate substantially all of its efforts in raising capital and developing business operations in the oil and gas sector.

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

The short term goals of Quest Oil Corporation include:

1)	To complete the drill stage of the Acadia North prospect;
2)	To complete the acquisition of the Broken Straw Oil Corporation
3)	secure the required capital for completion of the acquisition of the oil and gas properties and development thereof through to production;
4)	Completion of an agreement to acquire an interest in a major oil and gas development prospect on an International level.

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

During the period ended December 31st, 2004, we have been focusing on effectuating and implementing our business plan, that includes building relationships in the oil and gas sector, building a strong board of directors and advisory board capable in the oil and gas sector, establishing alliances that will assist in the necessary funding of the development programs contemplated and finding suitable targets for acquisition.  As such, we will require additional financing to continue implementing our business plan. We plan to reduce our losses during the next year by generating revenue at the well head and reducing certain operating expenses, including changes in management, and the location of  our administrative offices. However, there is no assurance that we will be able to obtain additional financing. There is no assurance that we will be able to generate revenue from the sale of oil and gas. The financial statements do not include any adjustments that might result from the outcome of those uncertainties.

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

QUEST OIL CORPORATION. (Registrant)

DATED: February 23, 2005	By:	/s/ Rod Bartlett
Rod Bartlett
CEO

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Quest Oil Corporation.

Quest Oil Corporation

By:	/s/ Cameron King Cameron King Chief Financial Officer

Quest Oil Corporation

By:	/s/ Rod Bartlett Rod Bartlett Chief Executive Officer

CERTIFICATIONS

I, Rod Bartlett, certify that:

1.    I have reviewed this Form 10-QSB of Quest Oil Corporation.

2.    Based on my knowledge, the Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.    Based on my knowledge, the financial statements, and the financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

(b)    Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposed in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATED: February 23, 2005
/s/ Rod Bartlett
Rod Bartlett
Chief Executive Officer