Form 10KSB
QUEST OIL CORP
filed 2005-07-01
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 33-90355

QUEST OIL CORPORATION
(Name of small business issuer as specified in its charter)

Nevada	98-0207745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 East Lamar Boulevard, Suite 600 Arlington, Texas 76006 ________________________________________________________________________ (Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:   817-462-4091
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock
___________________
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No __

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

The issuer’s revenues for the most recent fiscal year were $0.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $19,813,420 as of June 23, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 4,650,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 30, 2005, 38,232,069 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

--

PART I

Item 1. Description of Business

Our Company

Quest Oil Corporation is in the business of acquiring and participating in exploration stage oil and gas properties around the globe.

Our executive offices are currently located at 2000 East Lamar Boulevard, Suite 600, Arlington, Texas 76006  Our telephone number  is:  (817) 462-4091. We maintain a website at www.questoil.com.

Our Business

Corporate History

We were originally incorporated in the State of Nevada on January 19, 1999, under the name of Luna Technologies, Inc. We have changed our name several times as follows: Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004).

In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects in Canada.

Current Projects

Acadia North Project, Alberta

Project Summary

Prior to January, 2005, Vega Resources, Ltd. obtained 100% working interest in what we refer to as our Acadia North Project. On January 28, 2005, our wholly owned subsidiary, Quest Canada Corp, entered into an agreement with Vega Resources, Ltd. whereby we acquired the 100% working interest in the Acadia North Project from Vega Resources, Ltd. Vega Resources, Ltd. retained a 3% Gross over-riding royalty on the project.

The Acadia North project is located in the Acadia area of Eastern Alberta approximately 160 miles due east of the City of Calgary, near the Saskatchewan border. The surface is gently rolling prairie with year round access to the well-sites. A nearby pipeline and facilities has spare capacity so gas can be sold as soon as the wells are tied into the pipeline. Previous production from the reservoir demonstrates the existence of the gas sand under the lands. Pressure studies and volumetric calculations indicate that the reservoir still contains large reserves of natural gas.

The project consists of a “farm-in” on two sections, North and South, of oil and gas rights. The land is underlain by a Viking sandstone reservoir that contains approximately 10 billion cubic feet of natural gas, or “BCF.” Past production to date has been just over 1 BCF and an independent reserve and economic evaluation report prepared by Chapman Petroleum Engineering, LTD., for Vega Resources Ltd. dated November 24, 2004, estimates over 3 BCF of gas underling the two sections using a 40% recovery factor. Of that amount, 0.9 BCF qualify as “Proved Reserves” which are reserves that can be estimated with a high degree of certainty to be recoverable.

The project anticipates drilling a new well in the North Section into the proven reservoir sand. A second well can be drilled on the South Section after evaluating the first well. There are operating gas lines nearby to tie in the new wells and capacity is available in the associated facilities.

Engineering

Production History

Within the study area of the Chapman report, seven wells have been previously drilled into the Viking sandstone reservoir starting in 1978. Four wells have produced gas from the Upper Viking reservoir. Over 1 BCF of natural gas has been produced from the area but the wells were produced at too high a rate and started to produce water before the zone was depleted. Of the seven wells studied, two wells produced the majority of the gas. The report indicates that the wells that appear to be watered out can be re-started after the water cone subsides. However, the re-started wells will likely produce water more quickly the second time but could operate at low rates and not produce as much water.

Reserves

The Chapman report estimates that there is a total gross remaining proved undeveloped marketable gas reserve of 827 million standard cubic feet per day or, “MMscf,” for the Viking zone assuming a 20 percent ultimate recovery factor. Additional probable marketable gas reserves of 1,038 MMscf are estimated assuming a 30 percent ultimate recovery factor and a possible marketable gas reserve of 1,010 MMscf are estimated assuming a 40 percent ultimate recovery. The Chapman report should be consulted to understand the methodology and the engineering behind these estimated reserves.

Production Facilities

A gas line owned by AltaGas runs through both sections of the project and connects to its processing plant. AltaGas is a commercial gas carrier and processor. Our plan is to simply connect our well directly to the AltaGas lines and to begin gas sales.

Based upon our discussions with AltaGas, we estimate that the cost to gather, process and deliver to market is approximately 50 cents per mcf.

Geology

The Lower Viking is composed of a lower 25 to 30 meter thick section of silty sandstone that is consistent and continuous throughout the area of the Project. The Lower Viking is immediately overlain by a cleaner sand, the “Upper Viking.” The Upper Viking, which is the gas reservoir sand, reaches a maximum thickness of 5 meters but a water leg at the bottom reduces the thickness to 3.5 meters. The Report indicates that the water is not actively providing pressure support and therefore only cones into wells when they are produced at high rates.

Exploration of the Reservoir

The anticipated exploration of the project is as follows:

1. Evaluate the project to determine the optimum location of the first well.

2. Drill the first well to the top of the sand and case it. Drill out the bottom of the casing and complete the well “barefoot.” Test and tie in the well.

3. Evaluate the success of the first well in the North Section, prior to drilling the second well in the South Section of the project.

Competition

Currently, our only project is located in Alberta, Canada.  Natural gas prices in Alberta are generally competitive with other major North American areas due to increased pipeline capacity into the United States. We anticipate that our natural gas liquids will be sold in Alberta with prices determined by the world price for oil.

We compete in the sale of oil and natural gas on the basis of price, and on the ability to deliver products.  The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities.  The competition comes from numerous major oil companies as well as numerous other independent operators.  There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  We are a minor participant in the industry and compete in the oil and natural gas industry with many other companies having far greater financial, technical and other resources.

Governmental Regulation

Canada has regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters.  The amount of oil and natural gas produced is subject to control by regulatory agencies in each province that periodically assign allowable rates of production.  The Province of Alberta and Government of Canada also monitor and regulate the volume of natural gas that may be removed from the province and the conditions of removal.

The right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on our operations.  In addition to the foregoing, in the future, our Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. Furthermore, operations may also be affected by United States import fees and restrictions.

Employees

We currently do not have any employees. However, on a contract basis, we have one individual working for us in our Texas office and 6 individuals working for us in Canada. We have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

 We are an exploration stage company, and we have no operating history.

We are an exploration stage company that has not had operations. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. Our primary business purpose is to acquire and participate in development stage oil and gas properties around the globe. As of the date of this report, we have only one project. As an exploration stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the oil and gas business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our projects. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “QOIL.OB.” There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

Trading in our securities could be subject to extreme price fluctuations that could adversely affect your investment.

The market prices for securities of energy related companies, particularly those that are not profitable, have been historically highly volatile. Publicized events and announcements may have a significant impact on the market price of our common stock. In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and energy companies, such as ours, and which are often unrelated to the operating performance of the affected companies.

These broad market fluctuations may adversely affect the ability of a stockholder to dispose of our common stock at a price equal to or above the price at which the common stock was purchased. In addition, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Outstanding secured convertible notes may substantially increase the number of outstanding shares of our common stock.

On May 23, 2005, we entered into five simultaneous transactions with five investors pursuant to which we borrowed an aggregate principal amount of $750,000 and issued to the investors secured convertible notes and common stock purchase warrants. Each note bears simple interest accruing at the annual rate of 10%, on May 23, 2006 which is the maturity date of the note. The simple interest payable on the note is payable upon each conversion of the note, quarterly commencing July 1, 2005, and on the maturity date. The individual note holders have the right, at their option, to convert the principal amount of the note, together with all accrued interest thereon in accordance with the provisions of and upon satisfaction of the conditions contained in the note, into fully paid and non-assessable shares of our common stock at a conversion price equal to the lesser of $0.30 or 70% of the average of the three lowest closing bid prices of our common stock as reported for the thirty trading days preceding the date of conversion. There is no floor to the conversion price. Any reduction in the closing bid prices of our common stock will reduce the conversion price of the notes and may substantially increase the number of shares convertible for each note.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this report may not be accurate.

Any and all projections and estimates contained in this report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

The oil and gas industry is intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational oil and gas companies. Many of these competitors have greater financial, research and other resources than we do. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

We may not have sufficient funds to operate our business and may not be able to obtain additional financing.

Our currant plan of operation is to begin production on our Acadia North project located in Alberta, Canada. In May 2005, we borrowed $750,000 in order to fund the Acadia North operation. As of June 30, 2005 we have approximately $ 143,555 cash on hand remaining. We plan to begin operations in the North Section of the Acadia North Project. We estimate that we will need approximately $492,500 to cover the expense of drilling the first well and we have already advanced $458,800 towards this cost. Any excess funds will be used as general working capital and to begin operations on the second well in the South Section if the first well proves successful. Assuming the well in the North Section is successful, we anticipate tying the well into the existing pipelines running through the project and immediately selling the natural gas to the pipeline company. A second well is scheduled to be drilled in the South Section of the project if the first well proves to be successful. If we go forth with the second well, the estimated cost is approximately $391,500 to pay for the drilling and production costs associated with the second well. We will also require additional working capital. Assuming the first well in the North Section of the project is successful and we begin sales, we plan on using revenues from gas sales to pay for some of the costs associated with the second well. However, we currently have insufficient funds to fully fund the second well and to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financing could result in dilution to our stockholders.

We will need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

Based on our current plans, we believe that we do not have sufficient financial resources to meet our operating expenses and capital requirements. Accordingly, we will need to obtain additional funds. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:
•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and
        •    any available additional financing may not be adequate.
•     we may be required to sell shares of our common stock at extremely discounted prices in order for us to obtain additional financing.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to operate.

We require substantial capital requirements to finance our operations.

We have substantial anticipated capital requirements. Although we believe we have sufficient capital to fund operations and the drilling of the first well in our Arcadia North Project, we do not have sufficient funds to drill the second well of the project. We believe that we will require approximately $391,500 to fund the drilling of the second well in addition to funds necessary to cover general overhead. Accordingly, we estimate that we will require a total of approximately $400,000 in additional capital.

We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

• cash provided by operating activities;

• available cash and cash investments; and

• capital raised through debt and equity offerings.

Although we believe the funds provided by these sources will be sufficient to meet our anticipated cash requirements, the uncertainties and risks associated with future performance and revenues will ultimately determine our liquidity and our ability to meet anticipated capital requirements. If declining prices cause our revenues to decrease, we may be limited in our ability to replace our reserves, to maintain current production levels and to undertake or complete future drilling and acquisition activities. As a result, our production and revenues would decrease over time and may not be sufficient to satisfy our projected capital expenditures. We may not be able to obtain additional financing in such a circumstance.

The oil and natural gas market is volatile and exposes us to financial risks.

Our profitability, cash flow and the carrying value of our oil and gas properties are highly dependent on the market prices of oil and natural gas. Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control. These factors include changes in tax laws, the level of consumer product demand, weather conditions, the price and availability of alternative fuels, the price and level of imports and exports of oil and natural gas, worldwide economic, political and regulatory conditions, and action taken by the Organization of Petroleum Exporting Countries. Any significant decline in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves. Consequently, we may not be able to generate sufficient cash flows from operations to meet our obligations and to make planned capital expenditures.

Failure to fund continued capital expenditures could adversely affect results.

If our anticipated revenues substantially decrease as a result of lower oil and gas prices or otherwise, we may have a limited ability to expend the capital necessary to replace our reserves or to maintain production at current levels, resulting in a decrease in production over time. We expect that we will continue to make capital expenditures for the acquisition, exploration and development of oil and gas reserves. Historically, we have financed these expenditures primarily with cash flow from operations and proceeds from debt and equity financings, asset sales and sales of partial interests in foreign concessions. We believe that we will have sufficient cash flow from operations and financings to fund capital expenditures. However, if our cash flow from anticipated operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing or other sources of capital will be available to meet these requirements. If we are not able to fund our capital expenditures, our interests in some of our properties may be reduced or forfeited and our future cash generation may be materially adversely affected as a result of the failure to find and develop reserves.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

Our success largely depends on the skills, experience and efforts of our senior management, particularly our President and Chief Executive Officer and Director, Roderick Bartlett, our Director and Chief Financial Officer, Cameron King, our Director, Jim Irwin, our Engineering Consultant, Richard Johnson, our Director of Business Development, Darrin Hayes, our Chief Operating Officer, William Huntington Stinson and our Vice President of Operations, Joseph F. Wallen. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to operate efficiently. We do not maintain key man life insurance policies on any of our officers, although we may obtain such insurance policies in the future.

As of June 30, 2005, there are warrants to purchase up to 20,490,542 shares of our common stock currently outstanding.

As of June 30, 2005, we have granted warrants to purchase an aggregate of 20,490,542 shares of our common stock to various persons and entities, of which warrants to purchase up to 20,490,542 shares of our common stock are currently exercisable. The exercise prices on these warrants range from $0.1504 per share to $0.6533 per share. If issued, the shares underlying options and warrants would significantly increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our then-existing stockholders.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

Costs of legal matters, environmental liabilities and regulation could exceed estimates.

We may become parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by us and include claims for personal injuries and property damages. Our current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations obligate us and/or our subsidiaries to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

• some sites are in the early stages of investigation, and other sites may be identified in the future

• cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs

• environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their share of responsibility for cleanup costs

• environmental laws and regulations are continually changing, and court proceedings are inherently uncertain

  • some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future

Although our management believes that it has established appropriate reserves for cleanup costs, due to these uncertainties we could be required to make additional reserves in the future.

Our estimates may prove to be inaccurate and future net cash flows are uncertain.

Our estimates of the quantities of proved reserves and our projections of both future production rates and the timing of development expenditures are uncertain and may prove to be inaccurate. You should not construe these reserve estimates as the current market value of our oil and natural gas reserves. Any downward revisions of these estimates could adversely affect our financial condition. We also make certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs that may prove incorrect when judged against our actual experience. Any significant variance from these assumptions could greatly affect our estimates of reserves, future net cash flows and our ability to borrow under our credit facility.

We compete against significant players in the oil and natural gas industry, and our failure in the long-term to compete future acquisitions successfully could reduce our earnings and cause revenues to decline.

The oil and natural gas industry is highly competitive. Our ability to acquire properties and to discover additional reserves depends on our ability to consummate transactions in this highly competitive environment. We compete with major oil companies, other independent oil and natural gas companies, and individual producers and operators. Many of these competitors have access to greater financial and personnel resources than those to which we have access. Moreover, the oil and natural gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers. Increased competition causing oversupply or depressed prices could materially adversely affect our revenues.

The oil and natural gas market is heavily regulated.

We are subject to various federal, state and local laws and regulations. These laws and regulations govern safety, exploration, development, taxation and environmental matters that are related to the oil and natural gas industry. To conserve oil and natural gas supplies, regulatory agencies may impose price controls and may limit our production. Certain laws and regulations require drilling permits, govern the spacing of wells and the prevention of waste, and limit the total number of wells drilled or the total allowable production from successful wells. Other laws and regulations govern the handling, storage, transportation and disposal of oil and natural gas and any byproducts produced in oil and natural gas operations. These laws and regulations could materially adversely impact our operations and our revenues.

Laws and regulations that affect us may change from time to time in response to economic or political conditions. Thus, we must also consider the impact of future laws and regulations that may be passed in the jurisdictions where we operate. We anticipate that future laws and regulations related to the oil and natural gas industry will become increasingly stringent and cause us to incur substantial compliance costs.

The nature of our operations exposes us to environmental liabilities.

Our operations create the risk of environmental liabilities. We may incur liability to governments or to third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water. We could potentially discharge oil or natural gas into the environment in any of the following ways:

• from a well or drilling equipment at a drill site

• from a leak in storage tanks, pipelines or other gathering and transportation facilities

• from damage to oil or natural gas wells resulting from accidents during normal operations

• from blowouts, cratering or explosions

Environmental discharges may move through the soil to water supplies or adjoining properties, giving rise to additional liabilities. Some laws and regulations could impose liability for failure to obtain the proper permits for, to control the use of, or to notify the proper authorities of a hazardous discharge. Such liability could have a material adverse effect on our financial condition and our results of operations and could possibly cause our operations to be suspended or terminated on such property.

We may also be liable for any environmental hazards created either by the previous owners of properties that we purchase or lease or by acquired companies prior to the date we acquire them. Such liability would affect the costs of our acquisition of those properties. In connection with any of these environmental violations, we may also be charged with remedial costs. Pollution and similar environmental risks generally are not fully insurable.

Although we do not believe that our environmental risks are materially different from those of comparable companies in the oil and natural gas industry, we cannot assure you that environmental laws will not result in decreased production, substantially increased costs of operations or other adverse effects to our combined operations and financial condition.

Our operations entail inherent casualty risks for which we may not have adequate insurance.

Our business plan anticipates that we will continually acquire, explore and develop new oil and natural gas reserves to replace those produced and sold. There is no assurance that we will be successful with our drilling, acquisition or exploration activities. Casualty risks and other operating risks could cause reserves and revenues to decline.

Our operations are subject to inherent casualty risks such as fires, blowouts, cratering and explosions. Other risks include pollution, the uncontrollable flows of oil, natural gas, brine or well fluids, and the hazards of marine and helicopter operations such as capsizing, collision and adverse weather conditions. These risks may result in injury or loss of life, suspension of operations, environmental damage or property and equipment damage, all of which would cause us to experience substantial financial losses.

Our drilling operations involve risks from high pressures and from mechanical difficulties such as stuck pipes, collapsed casings and separated cables. Although we carry insurance that we believe is in accordance with customary industry practices, we are not fully insured against all casualty risks incident to our business. We do not carry business interruption insurance. Should an event occur against which we are not insured, that event could have a material adverse effect on our financial position and our results from operations.

We may not be able to market effectively our oil and natural gas production.

We may encounter difficulties in the marketing of our oil and natural gas production. Effective marketing depends on factors such as the existing market supply and demand for oil and natural gas and the limitations imposed by governmental regulations. The proximity of our reserves to pipelines and the available capacity of such pipelines and other transportation, processing and refining facilities also affect our marketing efforts. Even if we discover hydrocarbons in commercial quantities, a substantial period of time may elapse before we begin commercial production. If pipeline facilities in an area are insufficient, we may have to wait for the construction or expansion of pipeline capacity before we can market production from that area. Also, natural gas wells may be shut in for lack of market demand or because of the inadequate capacity or unavailability of natural gas pipelines or gathering systems.

Terrorist attacks and threats or actual war may negatively affect our business, financial condition and results of operations.

Our business is affected by general economic conditions and fluctuations in consumer confidence and spending, which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Recent terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions impacting our suppliers or our customers, may adversely impact our operations. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. These occurrences could have an adverse impact on energy prices, including prices for our natural gas and crude oil production. In addition, disruption or significant increases in energy prices could result in government-imposed price controls. It is possible that any or a combination of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.

Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including:

• unexpected or adverse drilling conditions

• elevated pressure or irregularities in geologic formations

• equipment failures or accidents

• adverse weather conditions

• compliance with governmental requirements

• shortages or delays in the availability of drilling rigs, crews and equipment

Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources.

We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

The natural gas and oil business involves operating hazards such as:

• well blowouts

• mechanical failures

• explosions

• uncontrollable flows of oil, natural gas or well fluids

• fires

• geologic formations with abnormal pressures

• pipeline ruptures or spills

• releases of toxic gases

• other environmental hazards and risks

Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others.

Currency risks and fluctuations could negatively impact our company.

We anticipate that some of our revenues may be received in Canadian dollars or other currencies other than US Dollars depending on where in the world we are producing oil & gas. Foreign currency can fluctuate against the US dollar in which the Company’s financial statements are prepared. There is no assurance that any currency exchange will be favorable and given that some or our major expenses are fixed in US dollars, our operating results could be negatively impacted by such currency fluctuations.

Cautionary Statement Concerning
Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

At present, we do not own any property. Our executive offices currently consist of leased office space located at: 2000 East Lamar Boulevard, Suite 600, Arlington, Texas 76006 and telephone number (817) 462-4091, 1650-1188 West Georgia Street, Vancouver, BC V6E 4A2 and telephone number (866) 264-7668, and 513 11215 Jasper Avenue, Edmonton, Alberta, BC 25K 0L5 and telephone number (866) 264-7668. Our monthly rent for all locations is approximately $5,250 per month. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space in both areas on terms acceptable to us.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

In September 2004, a majority of the shareholders consented to amending our articles of incorporation to change: (i) the company’s name from Gamestate Entertainment, Inc. to Quest Oil Corporation; and, (ii) to increase the authorized shares to 100,000,000, of which 95,000,000 were designated as common stock, par value $.001, and 5,000,000 are designated as preferred stock, par value $.001. The amendment grants the board of directors the authority to designate the rights and privileges associated with any issuance of preferred stock. As of the date of this report, no shares of preferred stock have been authorized or issued. The amendment was duly approved by a majority of our shareholders via written consent in lieu of a meeting.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the OTC Bulletin Board under the symbol “QOIL.OB.”

The following table shows the high and low bid prices for our common stock for each quarter since April 1, 2003 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

April 1, 2004 to March 31, 2005 (OTC Bulletin Board)           High Bid                                     Low Bid
First quarter                                                                                     $ 0.00                                            $ 0.00
Second quarter                                                                                             .77                                                .37
Third quarter1                                                                                              .25                                                 .60
Fourth quarter                                                                                              .95                                                 .13

April 1, 2003 to March 31, 2004 (OTC Bulletin Board)                   High Bid                                       Low Bid
First quarter (1)                                                                                       $  0.00                                              $ 0.00
Second quarter (1)                                                                 0.00                                                  0.00
Third quarter (1)                                                                                         0.00                                                  0.00
Fourth quarter (1)                                                                                       0.00                                                  0.00

(1) Our shares of common stock began trading on June 10, 2004.

As of June 23, 2005, there were approximately 221 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of March 31, 2005:
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	-0- (3)	n/a (3)	546,160

Total	0	n/a (3)	546,160

(1) We do not have any equity compensation plans approved by the security holders.

(2) 2004 Stock Incentive Plan. Our board of directors adopted our 2004 Stock Incentive Plan on August 5, 2004. The purpose of the plan is to provide us with a means of compensating selected key employees, including officers, directors and consultants for their services rendered in connection with the development of the company with shares of our common stock. The total number of shares available for the grant of either stock options or compensation stock under the plan is 6,000,000 shares, subject to adjustment. To date, we have issued 5,453,840 shares of common stock under the plan. Our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

Our board of directors, in its absolute discretion, shall (a) select those key employees, officers, directors and consultants to whom shares of the company’s common stock shall be awarded or sold, and (b) determine the number of shares to be awarded or sold; the time or times at which shares shall be awarded or sold; whether the shares to be awarded or sold will be registered with the Securities and Exchange Commission; and such conditions, rights of repurchase, rights of first refusal or other transfer restrictions as the Board may determine. Each award or sale of shares under the plan may or may not be evidenced by a written agreement between the company and the persons to whom shares of the Company’s Common Stock are awarded or sold.

In the event that our outstanding common stock is hereafter increased or decreased, or changed into or exchanged for a different number or kind of shares or other securities of the company or of another corporation, by reason of a recapitalization, reclassification, reorganization, merger, consolidation, share exchange, or other business combination in which the company is the surviving parent corporation, stock split-up, combination of shares, or dividend or other distribution payable in capital stock or rights to acquire capital stock, appropriate adjustment shall be made by our board of directors in the number and kind of shares which may be granted under the plan.

Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

(3) Our 2004 Stock Incentive Plan allows our board of directors to grant either stock options or compensation stock under the plan. To date, we have not granted any stock options under the plan. We have issued 5,453,840 shares of common stock under the plan.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,”“will,”“should,”“expects,”“anticipates,”“estimates,”“believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

We are an independent exploration stage oil and natural gas company that explores for, acquires and develops oil and natural gas properties. Currently, our operations are focused on the Canadian oil fields of Alberta. We are also exploring other various global opportunities.

Corporate History

We were originally incorporated in the State of Nevada on January 19, 1999 under the name of Luna Technologies, Inc. We have changed our name several times as follows: Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004). In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects.

In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects in Canada.

Our current plan of operation is to begin production on our Acadia North project located in Alberta, Canada. In May 2005, we borrowed $750,000 in order to fund the Acadia North operation. As of June 30, 2005 we have approximately $ 143,555 cash on hand remaining.

We plan to begin operations in the North Section of the Acadia North Project by drilling a well to the gas reservoirs identified in the Chapman Report. We estimate that we will need approximately $492,500 to cover the expense of drilling the first well and we have already advanced $458,800 towards this cost. Any excess funds will be used as general working capital and to begin operations on the second well in the South Section if the first well proves successful. Assuming the well in the North Section is successful, we anticipate tying the well into the existing pipelines running through the project and immediately selling the natural gas to the pipeline company.

A second well is scheduled to be drilled in the South Section of the project if the first well proves to be successful. If we go forth with the second well, the estimated cost is approximately $391,500 to pay for the drilling and production costs associated with the second well. We will also require additional working capital. Assuming the first well in the North Section of the project is successful and we begin sales, we plan on using revenues from gas sales to pay for some of the costs associated with the second well. However, we anticipate that we will require approximately $400,000 in additional capital to fully fund the second well operations.

Our goal is to identify, develop and produce new oil and gas wells on an ongoing basis.

Liquidity and Capital Resources

We currently have limited capital with which to satisfy our cash requirements. As of June 30, 2005 we have approximately $ 143,555 cash on hand remaining. We will require significant additional capital in order to explore for new projects and to begin drilling.

We have financed our operations primarily through private sales of equity securities and equity financing. We anticipate that we will need at least $400,000 in additional working capital so that we may begin production on the South Section well of our Acadia North project. In the event we discover other projects either in Canada or worldwide, we will require additional capital to start drilling and production on the new wells.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

  We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Item 7. Financial Statements

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2005 AND 2004

------INDEX------

Auditors’ Report                                                                                            F - 1

Consolidated Balance Sheets                                                 F  - 2

Consolidated Statements of Operations                                        F - 3

Consolidated Statements of Stockholders’ Deficit                                                         F-  4

Consolidated Cash Flow Statements                                         F-  5

Notes to Consolidated Financial Statements                                       F -8  to F - 16

Page F - 1

Auditors' Report

To the Shareholders of

Quest Oil Corporation
(formerly GameState Entertainment, Inc.)
(An Exploration Stage Company)

We have audited the consolidated balance sheets of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (an exploration stage company) as at March 31, 2005 and 2004 and the consolidated statements of operations, changes in stockholders’ equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly in all material respects, the consolidated financial position of the Company as at March 31, 2005 and 2004 and the results of its consolidated operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the exploration stage, has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 2, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada. Chartered Accountants
June 22, 2005

Page F - 2

Page F - 3

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT MARCH 31, 2005 AND 2004
(Stated in US Dollars)

	March 31	March 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$3,197	$-
Accounts receivable	5,000	-
Prepaid expenses and deposits	1,400	1,250

	9,597	1,250

OIL AND GAS PROPERTY (Notes 3(ii) and 4)	23,271	-

EQUIPMENT (Notes 3(iii) and 5)
Computer equipment	10,000	10,000
Less: accumulated amortization	3,000	-

	7,000	10,000

Total Assets	$39,868	$11,250

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$313
Accounts payable	222,087	96,386
Accrued expenses	56,500	6,500
Convertible notes payable (Note 6)	55,479	57,380
Loans payable (Note 7)	511,181	-
Advances from shareholders (Note 10)	-	342,336

	845,247	502,915
LONG TERM
Loan payable (Note 8)	105,542	78,353

Total Liabilities	950,789	581,268

STOCKHOLDERS' DEFICIT
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 9)
Common shares, 95,000,000 shares authorized, $0.001 par value;
27,855,760 and 16,461,920 shares issued and outstanding respectively (Note 10)	27,855	16,462
Additional paid-in capital	1,471,413	826,093
Accumulated deficit	(2,410,189)	(1,412,573)

Total Stockholders' Deficit	(910,921)	(570,018)

Total Liabilities and Stockholders' Deficit	$39,868	$11,250

COMMITMENTS (note 18)

SUBSEQUENT EVENTS (note 19)

Approved by the Directors:

The accompanying notes are an integral part of these financial statements.

Page F - 4

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MARCH 31, 2005 AND 2004

(Stated in US Dollars)

	March 31,	March 31,
	2005	2004

EXPENSES
Amortization	$3,000	$12,352
Auditing and accounting	17,686	10,551
Bank charges and interest	30,210	29,729
Consulting	384,736	35,374
Due diligence	19,392	-
Dues and subscriptions	-	458
Investor relations activities	6,706	-
Legal	57,758	7,937
Loss on foreign exchange	4,660	2,583
Management fees (note 10)	467,500	124,300
Marketing	-	159
Meals and entertainment	2,814	778
Office supplies and stationery	5,516	8,770
Parking	3,393	1,794
Regulatory fees	8,535	307
Rent	22,657	4,131
Telephone	4,304	1,707
Transfer agent	5,325	3,615
Travel	20,401	4,588

	1,064,593	249,133

OTHER REVENUES
Interest	941	-
Forgiveness of debt	66,036	-

	66,977	-

LOSS FOR THE YEAR BEFORE DISCONTINUED OPERATIONS	(997,616)	(249,133)

LOSS FROM DISCONTINUED OPERATIONS (note 17)	-	(176,422)

NET LOSS FOR THE YEAR	$(997,616)	$(425,555)

NET LOSS PER COMMON SHARE (Note 3(iv))	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING	21,634,516	12,338,632

The accompanying notes are an integral part of these financial statements.

Page F - 5

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
AS AT MARCH 31, 2005

(Stated in US Dollars)

	Common Shares		Additional		Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)
Balance, March 31, 2001	161,920	$162	$442,393	$(759,459)	$(316,904)

Net loss for the year ended
March 31, 2002	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	161,920	162	442,393	(830,848)	(388,293)

Issuance of common shares in
exchange for debt at $0.005 per share	500,000	500	124,500	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	661,920	662	566,893	(987,018)	(419,463)

Issuance of common shares in
exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000

Issuance of common shares in
exchange for assets $0.25 per share	800,000	800	199,200	-	200,000

Net loss for the year ended
March 31, 2004	-	-	-	(425,555)	(425,555)

Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)

Issuance of common shares in
exchange for debt at $0.25 per share (note 6)	40,000	40	9,960	-	10,000

Issuance of common shares in exchange for
legal, management and consulting fees (note 10)	11,161,540	11,161	585,552	-	596,713

Issuance of common shares for cash (note 10)	192,300	192	49,808	-	50,000

Net loss for year ended
March 31, 2005	-	-	-	(997,616)	(997,616)

Balance, March 31, 2005	27,855,760	$27,855	$1,471,413	$(2,410,189)	$(910,921)

The accompanying notes are an integral part of these financial statements.

Page F - 6

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT INC.)
(An Exploration Stage Company)
CONSOLIDATED CASH FLOW STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005 AND 2004

(Stated in US Dollars)

	March 31,	March 31,
	2005	2004
OPERATING ACTIVITIES
Net loss for the year	$(997,616)	$(425,555)
Add/(deduct) non-cash items
Amortization	3,000	12,352
Interest accrued	27,965	-
Forgiveness of debt	(66,036)	-
Legal, management and consulting fees paid with shares	596,714	-
Loss from discontinued operations	-	176,422

	(435,973)	(236,781)
Changes in non-cash working capital items
Accounts receivable	(5,000)	-
Prepaid expenses and deposits	(150)	(1,250)
Accounts payable	191,736	37,028
Accrued liabilities	50,000	-

Cash provided/(used) by operating activities	(199,387)	(201,003)

FINANCING ACTIVITIES
Bank overdraft	(313)	313
Convertible notes payable	-	21,092
Loans advanced	176,168	78,353
Advances from shareholders	-	101,245
Shares issued for cash	50,000	-

Cash provided/(used) by financing activities	225,855	201,003

INVESTING ACTIVITY
Oil and gas property	(23,271)	-

CASH INCREASE	3,197	-

CASH, BEGINNING OF YEAR	-	-

CASH, END OF YEAR	$3,197	$-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$29,729
Income taxes paid	$-	$-

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$-	$75,000
Issued stock for assets acquired	$-	$200,000
Conversion of note payable	$10,000	$-
Advances from shareholders converted to loans payable	$342,336	$-

The accompanying notes are an integral part of these financial statements.
Page F - 7

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

1.	ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Quest Oil Corporation (“QOIL” or the “Company”) is in the business of acquiring and participating in development stage oil and gas properties around the globe. The Company was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Arlington, Texas.

These consolidated financial statements include all activity of the Company and its wholly owned Canadian subsidiary, Quest Canada Corporation. The subsidiary was created for the purpose of holding Alberta oil and gas property acquisitions.

 As a result of the change in business, cumulative from inception figures have not been presented as management does not consider that these figures would provide meaningful information.

The Company has elected a fiscal year-end of March 31.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $997,616 for the year ended March 31, 2005, and has negative working capital. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect the Company are summarized below:

(i) Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.

Page F - 8

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(iv) Loss Per Share

Basic loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted loss per share is the same as basic loss per share, as there are no outstanding common share equivalents at March 31, 2005.

(v) Provision for Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Page F - 9

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(viii) Derivative Instruments

At March 31, 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

(ix) Compensated Absences

The Company has no employees. At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

(x) Foreign Currency Transactions

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of transaction. Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year. Amortization is converted using rates prevailing at dates of acquisition. Gains and losses from foreign currency translation are included in the statement of loss.

All figures presented are in US dollars.

(xi) Financial Instruments

All significant financial assets, financial liabilities, and equity instruments of the Company are either recognized or disclosed in these consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

(xii) Stock based compensation

The Company has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

Page F - 10

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

4.   OIL AND GAS PROPERTIES

(i)
On November 22, 2004, the Company entered into a Farm-in Agreement with Premium Petroleum Inc. to acquire an 80% working interest in the Boyne Lake gas prospect, located northeast of Edmonton, Alberta, Canada. Under the agreement, the Company must drill, complete, and tie-in one well at Boyne Lake on or before January 31, 2005 or such later date as mutually agreed by the parties. The Company is also to provide a total of CDN$296,000, or 80% of the costs, to be utilized in the Drill and Abandon drilling phase to earn its 80% working interest. The Company forwarded $19,392 (CDN$25,000) prior to March 31, 2005. The agreement has been terminated and accordingly the non-refundable deposit has been written off to operations.

(ii)
On February 15, 2005, the Company announced that it completed the acquisition to acquire a 100% working interest in the two-section Acadia North prospect located approximately 160 miles due east of Calgary, Alberta, Canada. Under the terms of the farm-in agreement with Moraine Resources Ltd., the Company must reprocess 8 kilometres of trade seismic line with the option to drill a new well into the proved reservoir sand, and a second well can be drilled on the second section after evaluating the first well. The 100% working interest is earned on the sections when the test wells are drilled. Budget forecasts for drilling, completion, and tie-in on a per well basis is estimated at $500,000. Following the completion of the required leasing, surveying, licensing, and site preparation, the Company plans to commence drilling.

5. EQUIPMENT

			31Mar05	31Mar04
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$ 10,000	$ 3,000	$ 7,000	$ 10,000

6. CONVERTIBLE NOTES PAYABLE

There are three convertible notes payable at March 31, 2005. The notes are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually which were due and payable on May 31, 2003. The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002. Interest of $25,479 has been accrued to date. The lenders have not demanded payment as at March 31, 2005.

During the year ended March 31, 2005, the holders of two additional convertible promissory notes in the principal amount of $10,000 converted the notes into 40,000 common shares of the Company (see Note 10).

Page F - 11

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

7. LOANS PAYABLE

Loans payable consist of the following at March 31, 2005:

(i)
There is a loan payable for $159,789 (March 31, 2004 - $Nil) including interest. The amount is unsecured with interest at 10% per annum. On October 18, 2004, two loans were assigned from Campbell Capital Advisory, Inc. and Javelin Enterprises which were related businesses under the control of shareholders of the Company to an arms length company; subsequent to the year end this loan was settled by the issuance of 3,225,252 common shares.

(ii)
There is a loan payable for $300,000 (March 31, 2004 - $Nil). The amount is unsecured and without interest. On October 18, 2004, this loan was assigned from King Capital Corporation, a company under the control of a shareholder, to three arms length companies; subsequent to the year end this loan was settled by the issuance of 6,000,000 common shares.

(iii)	There is a loan payable for $51,392 (March 31, 2004 - $Nil) including interest. The amount is unsecured with interest at 8% per annum and due on May 24, 2005.

8. LOAN PAYABLE

A loan facility of $100,000 has been provided with $95,590 (March 31, 2004 - $75,796) advanced to the Company as of March 31, 2005. The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest. Interest of $9,952 has been accrued at March 31, 2005, to date no interest has been paid on the loan.

9. PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights. No preferred shares were issued as of March 31, 2005.

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

Page F - 12

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

10. COMMON SHARES (continued)

During the year ended March 31, 2001, the Company issued 55,000 shares at $0.001 per share for a subscription receivable that was subsequently paid.

During the year ended March 31, 2003, the Company issued 25,000,000 shares at $0.005 per share for a total of $125,000, for a reduction of debt; the Company’s shares were consolidated on the basis of 1 new share for 50 old shares, all references to common stock have been retroactively restated; the Company issued 15,000,000 common shares at $0.005 per share for a total of $75,000 for a reduction of debt to related parties; and the Company issued 800,000 common shares to the sellers of the Netopia Internet Café in exchange for all the assets, goodwill, trademarks, and intellectual property of the business.

On July 16, 2004, the holders of the two convertible promissory notes totalling $10,000 converted the notes and accrued interest into 40,000 common shares of the Company.

On December 1, 2004, the Company issued 5,000,000 shares to the President and the Chief Financial Officer under their employment agreements, for which $250,000 has been recorded as stock based compensation. Pursuant to these agreements an additional 500,000 shares were to have been issued in February 2005, the cost of $12,500 is included in accrued liabilities at March 31, 2005.

On March 1, 2005, the Company issued 192,300 shares for cash proceeds of $50,000.

During the year ended March 31, 2005, the Company issued a total of 6,161,540 shares to consultants for services totalling $346,714. The Company has committed to the issuance of an additional 150,000 shares to consultants at March 31,2005, the cost of $7,500 is included in accrued liabilities at March 31, 2005.

11. WARRANTS AND OPTIONS

No warrants or options were issued and outstanding at March 31, 2005 and 2004.

12. RELATED PARTY TRANSACTIONS

During the year ended March 31, 2005, the Company entered into the following transactions with related parties:

(i)
Paid or accrued management fees of $180,000 (March 31, 2004 - $90,000) and rent and office expenses of $31,500 (March 31, 2004 - $nil) to companies related to the Chief Executive Officer and the Chief Financial Officer. In addition to the Company issued 3,000,000 and 2,000,000 restricted common shares and 250,000 free trading shares to those companies, and committed to issue an additional 500,000 restricted common shares, $287,500 was charged to operations during the year.

(ii)	At March 31, 2005 $144,742 included in accounts payable was owed to companies controlled by the Chief Executive Officer and Chief Financial Officer.

These transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

Page F - 13

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

13. FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada. Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

14. FINANCIAL INSTRUMENTS

Currency risk is the risk to the Company's earnings that arises from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At March 31, 2005 the Company had the following financial assets and liabilities:

CDN Dollars
Cash        $ 1,631
Accounts payable       $ 171,321

At March 31, 2005 Canadian dollar amounts were converted at a rate of $0.8267 US dollars to $1.00 Canadian dollar.

15.	SEGMENTED INFORMATION

During the year ended March 31, 2005, the Company’s operating activity was performed in the United States and Canada, during the year ended March 31, 2004 the Company operated solely in Canada. Geographical segments are presented as follows:

	U.S.	CANADA	TOTAL

Revenue	$ -	$ -	$ -
Administrative expenses	73,250	1,127,866	1,201,116

Income/(loss) for the period	(73,250)	(1,127,866)	(1,201,116)
Identifiable assets	$ -	$ 39,868	$ 39,868

16.	INCOME TAXES

At March 31, 2005, the Company had cumulative net operating losses of approximately $2,400,000 that may be offset against operating income in future years. No provision for taxes or tax benefits has been reported in these consolidated financial statements as there is not a measurable means of assessing future profits or losses.

Page F - 14

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

17. DISCONTINUED OPERATIONS

During fiscal 2004, the Company ceased operations of its internet gaming business, at the time of disposal there were no assets recorded on the balance sheet related to the discontinued operation.

Operating results of the internet gaming segment of the business for the year ended March 31, 2004, are shown separately in the following statement.

2004

Revenue	$ 1,225
Expenses	175,197

Income/(loss) for the year	$ (176,422)

18.	COMMITMENTS

The Company has signed compensation agreements with companies related to the Chief Executive Officer and the Chief Financial Officer. Under these agreements which are renewable annually on February 1, the Company is obligated to:

i)	annual fees of $180,000 to be accrued and paid in cash;
ii)	issuance of 7,000,000 restricted shares in 6 month intervals, of which 5,000,000 have been issued and 500,000 have been accrued;
iii)	issuance of 250,000 free trading shares (issued during the year ended March 31, 2005)

The Company has signed consulting agreements with a number of parties. Under these agreements the Company is obligated to issue 700,000 restricted common shares, of which none were issued at March 31, 2005. The consultants had earned 150,000 shares and the cost these was accrued at March 31, 2005.

19. SUBSEQUENT EVENTS

On April 21, 2005, the Company issued 9,225,252 restricted common shares in consideration of the retirement of more than $461,000 in debt.

On May 23, 2005, the Company closed a $750,000 financing for net proceeds of $647,423, by issuing twelve-month convertible notes with a face value of $787,500, bearing simple interest at 10% annually, payable upon conversion of the notes, quarterly commencing July 1, 2005 and on the maturity date, May 23, 2006. The note holders have the right to convert the principal plus accrued interest into the Company’s common stock at a price equal to the lesser of $0.30 or seventy percent of the average of the three lowest closing bid prices for the 30 days preceding a conversion. The conversion price is subject to adjustment in the event shares are issued for consideration less than the exercise price, or certain other corporate events. The notes can be redeemed by the Company, subject to certain conditions, by payment of 150% of the principal and accrued interest,

Page F - 15

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED MARCH 31, 2005

19. SUBSEQUENT EVENTS (continued)

The investors and the placement agent received four separate series of warrants in connection with the convertible notes:

Series A warrants allow the holders to purchase up to 6,026,630 common shares for a period of 15 months at a price of $0.25 per share, and in the case of the placement agent Series A warrants up to 602,663 common shares for a period of two years at $0.25.

Series B warrants allow the holder to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.1503 per share, and in the case of the placement agent Series B warrants up to 602,663 common shares for a period of two years at $0.1503.

Series C warrants allow the holder to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.6533 per share, and in the case of the placement agent Series B warrants up to 602,663 common shares for a period of two years at $0.6533.

Placement agent warrants allow the holder to purchase up to 602,663 common shares for a period of 12 months at a price of $0.30 per share.

In addition to the convertible notes and warrants, the Company also executed a guaranty agreement and two security agreements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

--

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

As of June 30, 2005, our executive officers and directors, the positions held by them, and their ages are as follows:

Name        Age       Position

Roderick Bartlett     48   Director, President and Chief Executive Officer

Cameron King      43   Director, Chief Financial Officer

Dr. Jim Irwin               46   Director, Project Development

William Huntington Stinson       53   Chief Operating Officer

Joseph F. Wallen                                  49   Vice President of Operations

Richard Johnson            64  Engineering Consultant

Darrin Hayes       39        Director of Business Development

Roderick Bartlett
President, C.E.O. and Director

Mr. Bartlett is our President and Chief Executive Officer and one of our Directors. Mr. Bartlett began his professional career working in Alberta’s oil patch and later, as an entrepreneur, he established Money Mart Cheque Cashing Centers in Vancouver and Honolulu. Mr. Bartlett owns a private real estate and business development company and over the last 5 years has been instrumental in taking two companies public, one as the company’s Chief Executive Officer and the other as the company’s Vice President of Business Development.

Cameron King, MBA
C.F.O. & Director

Mr. King is our Chief Financial Officer and one of our Directors. Mr. King obtained his MBA from the University of Michigan and is a graduate of McMaster University, located in Hamilton, Ontario. He has over 20 years of senior management experience developing expertise in capital markets, sales, marketing and public relations. Mr. King has served as member of the Corporate Banking team with the Bank of Nova Scotia in Toronto, Canada, specializing in Merger and Acquisition due diligence. Since 1995, Mr. King has operated a successful Venture Capital Company focusing on incubating, structuring and listing companies in sectors including; Internet based technology, mining, oil and gas exploration and telecommunications.

Dr. Jim Irwin
Director and Project Development

Dr. Jim Irwin is one of our directors and is in charge of Project Development. Dr. Irwin brings over 25 years of instructional, research and field experience to our team. Dr. Irwin obtained his B.Sc. in geology from McGill University, Montreal, in 1980 and Ph.D. in geology from the University of California, Berkeley, in 1986. Between 1986 and 1992 he was a Research Fellow in the Department of Physics at Berkeley developing techniques for the study of fluid inclusions in minerals associated with ore deposits and other geologic settings. From 1992 to 1994 Dr. Irwin was a Project Scientist at Scripps Institution of Oceanography in San Diego. Dr. Irwin has since been active as a consultant and director of various companies involved in mineral and resource exploration globally.

William Huntington Stinson
Chief Operating Officer

Mr. Stinson is our Chief Operating Officer. Mr. Stinson has 28 years in the oil and gas business at both the technical and management levels. He has been a chief geophysicist and an exploration manager for major oil companies and spent five years with the Reserves and Unitization section of the U.S. Geological Survey. Mr. Stinson has worked for ARCO International in a variety of positions and served in overseas posts in London, Indonesia, and West Africa.  Mr. Stinson’s geological expertise extends throughout the world. He spent several months in Washington D.C. as a technical specialist to the House and Senate on the first major rewrite of the Outer Continental Shelf regulations.  Mr. Stinson has published several technical papers in journals such as Geophysics, the technical publication of the Society of Exploration Geophysicists.  His paper on the Main Formation at the 1988 Indonesian Petroleum Association annual meeting is still considered the definitive work on that formation.

Joseph F. Wallen
Vice President of Operations

Mr. Wallen is our Vice President of Operations.  Mr. Wallen is a Graduate of  the University of Texas at San Antonio Business School and has spent the last 26 years performing operations and administrative functions for numerous mid-tier oil and gas companies.  Although his main focus has been in the Texas oil and gas industry, Mr. Wallen has worked in the prolific Altamont-Bluebell Field in the Uinta Basin of Utah.  He handled the administrative and field operations for Roadrunner Oil Inc, an independent operator.  His duties included the monthly government filings, maintaining daily communications with field personnel, internal accounting and lease operation.  Mr. Wallen is well placed to understand the intricacies of oil and gas field accounting and operation.

Richard Johnson, P. Eng
Engineering Consultant

Mr. Johnson serves as our engineering consultant. He is the President of Opus Petroleum Ltd., and a professional petroleum engineer with 28 years of experience in the North American petroleum industry. Mr. Johnson has been involved in all phases of the upstream petroleum industry utilizing his skills in both geology and engineering. He has extensive experience in the management and formation of public and private companies and has sat on the Board of Directors of five publicly listed companies. His extensive work includes acquisition and divestiture consulting, property evaluation, production operations, reservoir engineering and drilling operations.

Darren Hayes
Director of Business Development

Mr. Hayes is our Director of Business Development. Mr. Hayes is a veteran business consultant over 15 years of experience. He is the co-founder of Pacific West Technologies Inc, a private company specializing in beverage dispensing equipment, specific to the draft beer industry. Mr. Hayes was the principle inventor of the DFC9500 (the Draft Foam Control Device that stops beer flow immediately after a keg empties) and was instrumental in all aspects of design, patent and distribution of this system. Mr. Hayes led his team to success with worldwide marketing of the DFC9500. In 2002, Mr. Hayes took a seat with International Parkside Products Inc. as its business consultant, creating product development and sales and marketing strategies for their product lines to their international markets.

Audit Committee

We do not have an audit committee at this time.

Code of Ethics

Effective May 18, 2005, our board of directors adopted the Quest Oil Corporation Code of Business Conduct and Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at: 2000 East Lamar Boulevard, Suite 600, Arlington, Texas 76006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended March 31, 2005, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended March 31, 2005 and 2004.

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Roderick Bartlett (1)	2005	$90,000	-0-	-0-	-0-	------	-0-
President, Chief	2004	21,385	-0-	-0-	$150,000(3)	------	-0-
Executive Officer
and Director

Cameron King (2)	2005	$90,000	-0-	-0-	-0-	------	-0-
Chief Financial Officer	2004	64,260	-0-	-0-	$100,000(4)	------	-0-
And Director

Gordon McDougall (6)	2005	$-0-	-0-	-0-	-0-	------	-0-
Former President and	2004	60,000	-0-	-0-	-0-	------	-0-
Chief Executive Officer

Gary Tipton	2005	$ -0-	-0-	-0-	-0-	------	-0-
Director	2004	-0-	-0-	-0-	-0-	------	-0-

Dr. Jim Irwin (5)	2005	$ -0-	-0-	-0-	-0-	------	-0-
Director	2004	-0-	-0-	-0-	-0-	------	-0-

(1)
Pursuant to the Chairman, President and CEO Compensation Agreement dated February 1, 2004 by and between the company, Mr. Bartlett and BPYA 966 Holdings, Ltd., Mr. Bartlett directed 100% of his compensation earned from the company to be paid to BPYA 966 Holding, Ltd. Mr. Bartlett is the sole owner of BPYA 966 Holdings, Ltd.

(2)
Pursuant to the Chief Financial Officer Compensation Agreement dated February 1, 2004 by and between the company, Mr. King and King Capital Corporation, Mr. King directed 100% of his compensation earned from the company to be paid to King Capital Corporation. Mr. King is the sole owner of King Capital Corporation.

(3)	Awarded 3,000,000 shares with a fair market value of $0.05 per share.

(4)	Awarded 2,000,000 shares with a fair market value of $0.05 per share.

(5)	Mr. Irwin was appointed as a director on June 20, 2005.

(6)	Mr. McDougall directed 100% of his compensation earned from the company to be paid to Campbell Capital Holdings, Inc. Mr. McDougall is the sole owner of Campbell Capital Holdings, Inc.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

As of the year ended March 31, 2005, we have entered into management agreements with Mr. Roderick Bartlett, our President and Chief Executive Officer, and our Chief Financial Officer, Mr. Cameron King. Pursuant to their agreements, each executive officer is required to devote his entire business time to our affairs, subject to certain exceptions. The following chart sets forth the annual fee and term of each executive officer’s management agreement:

Name	Annual Fee	Expiration of Term

Roderick Bartlett	$90,000	February 1, 2006
Cameron King	$90,000	February 1, 2006

Each executive officer is also entitled to receive potential discretionary bonuses, reimbursement of expenses, vacation, health insurance and other benefits. All of the employment agreements of these executive officers are subject to automatic three month extensions unless either party chooses not to renew.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 15, 2005 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Roderick Bartlett (1)	3,000,000(2)	.078
Cameron King (1)	1,000,000(3)	.026
Dr. Jim Irwin (6)	0.000
William Huntington Stinson (1)	0.000
Joseph F. Wallen (1)	0.000
Richard Johnson (1)	150,000(4)	.003
Darrin Hayes (1)	500,000(5)	.013

All directors and officers as a group	4,650,000.120

(1) The address is 2000 East Lamar Boulevard, Suite 600, Arlington Texas, 76006.
(2) Held in the name of BPYA 966 Holdings, LTD.
(3)	Held in the name of King Capital Corp.
(4)	Mr. Johnson is the beneficial owner of 150,000 shares of which 100,000 shares are held in the name of Vega Resources.
(5) Shares held by spouse.
(6) The address is 1650-1188 West Georgia Street, Vancouver, BC V6E 4A2
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

Formation of Quest Canada Corp., a Canadian subsidiary. In November, 2004, we formed Quest Canada Corp., our wholly owned subsidiary, for the purpose of holding our Canadian oil and gas projects. Quest Canada Corp. is the contracting entity for the Acadia North Project in Alberta.

Item 13. Exhibits.

Exhibit No. Description

3(i).1 Articles of Incorporation. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference).

3(i).2 Certificate of Amendment to the Articles of Incorporation (Attached as an exhibit to our Current Report of Form 8-K filed with the SEC on October 29, 2004 and incorporated herein by reference).

3(ii) Bylaws. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference.).

4.1 2004 Stock Incentive Plan (Attached as an exhibit to our Registration Statement on Form S-8 filed on August 5, 2004 and incorporated herein by reference).

10.1 Participation Agreement dated January 28, 2005, by and between Quest Canada Corp. and Vega Resources, LTD.

10.2 Chief Financial Officer Compensation Agreement dated February 1, 2004, by and between the company, Cameron Scott King and King Capital Corporation.

10.3 Chairman, President and CEO Compensation Agreement dated February 1, 2004, by and between the company, Roderick C. Bartlett and BPYA 966 Holdings, Ltd.

14.1 Code of Business Conduct and Ethics.

31.1	Certification of Roderick Bartlett pursuant to Rule 13a-14(a).

31.2	Certification of Cameron King pursuant to Rule 13a-14(a).

32.1 Certification of Roderick Bartlett pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Cameron King pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected MacKay, LLP, chartered accountants, as our auditors for the year ended March 31, 2005.

Audit Fees

               MacKay, LLP, billed us CDN$7,500 in fees for our annual audit for the year ended March 31, 2005, and CDN$4,200 in fees for the review of our quarterly financial statements for that year.

               MacKay, LLP, billed us CDN$5,000 in fees for our annual audit for the year ended March 31, 2004, and CDN$1,000 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

  We did not pay any fees to MacKay, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2005 and March 31, 2004.

Tax and All Other Fees

We did not pay any fees to MacKay, LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2005 and March 31, 2004.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by MacKay, LLP the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2005, and for the year then ended, none of the hours expended on MacKay LLP’s engagement to audit those financial statements were attributed to work by persons other than MacKay LLP’s full-time, permanent employees.

--

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST OIL CORPORATION

By: /s/ Roderick Bartlett
Roderick Bartlett
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures     Title      Date

/s/ Roderick Bartlett  President, Chief Executive Officer, Director  June 30, 2005
Roderick Bartlett

/s/ Cameron King   Chief Financial Officer, Director                         June 30, 2005
Cameron King