Form 10KSB/A
QUEST OIL CORP
filed 2005-07-06
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FIRST AMENDED
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

--

INTRODUCTION

    This First Amended Form 10-KSB is being filed in order to (i) include the name of the Company's independent auditors in the audit opinion to the financial statements for the year ended March 31, 2005, and (ii) make certain changes to the Compensation Table in Part III, Item 10.

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

Mackay LLP
Chartered Accountants
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

Mackay LLP
Chartered Accountants

Vancouver, Canada.
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

"Cameron King"

"Rod Bartlett"

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

	Annual Compensation				Long-Term Compensation
						Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Roderick Bartlett (1)	2005	$90,000	-0-	-0-	$150,000(3)	------	-0-
President, Chief	2004	21,385	-0-	-0-	-0-	------	-0-
Executive Officer
and Director

Cameron King (2)	2005	$90,000	-0-	$12,500(7)	$100,000(4)	------	-0-
Chief Financial Officer	2004	64,260	-0-	-0-	-0-	------	-0-
And Director

Gordon McDougall (6)	2005	$-0-	-0-	-0-	-0-	------	-0-
Former President and	2004	60,000	-0-	-0-	-0-	------	-0-
Chief Executive Officer

Gary Tipton	2005	$ -0-	-0-	-0-	-0-	------	-0-
Director	2004	-0-	-0-	-0-	-0-	------	-0-

Dr. Jim Irwin (5)	2005	$ -0-	-0-	-0-	-0-	------	-0-
Director	2004	-0-	-0-	-0-	-0-	------	-0-

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

(7)	Awarded 250,000 shares with a fair market value of $0.05 per share

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

Signatures     Title      Date

/s/ Roderick Bartlett  President, Chief Executive Officer, Director  July 6, 2005
Roderick Bartlett

/s/ Cameron King   Chief Financial Officer, Director                         July 6, 2005
Cameron King