Form 10QSB
period 2005-06-30
QUEST OIL CORP
filed 2005-08-19
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

$.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes    X             No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___  No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

39,282,069 common shares outstanding, $0.001 par value, at August 18, 2005

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim consolidated financial statements for the three months ended June 30,2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Auditor’s Review Letter

Interim Consolidated Balance Sheet as at June 30, 2005 and March 31, 2005

Interim Consolidated Statement of Operations for the period ended June 30, 2005

Interim Consolidated Statement of Stockholders’ Deficit at June 30, 2005

Interim Consolidated Cash Flow Statement for the period ended June 30, 2005

Notes to Interim Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (an exploration stage company) as of June 30, 2005 and the related consolidated statement of operations for the three months ended June 30, 2005 and the consolidated statement of cash flows for the three months ended June 30, 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the generally accepted auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (an exploration stage company) as of March 31, 2005 and the related consolidated statements of operations, cash flows, and stockholders' equity/(deficit) for the year then ended (not presented herein); and in our report dated June 22, 2005 we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Note 2 of the Company's audited consolidated financial statements as of March 31, 2005, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2005. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of June 30, 2005, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at June 30, 2005. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

 /s/ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

August 19, 2005

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS AT JUNE 30, 2005

(Unaudited)

------INDEX------

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations

Interim Consolidated Statement of Stockholders’ Deficit

Interim Consolidated Cash Flow Statement

Notes to Interim Consolidated Financial Statements

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2005 WITH AUDITED FIGURES AT MARCH 31, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	(Unaudited)	(Audited)
	30Jun05	31Mar05

ASSETS
CURRENT ASSETS
Cash	$ 140,848	$ 3,197
Accounts receivable	-	5,000
Loan receivable	5,500	-
Prepaid expenses and deposits	33,900	1,400

	180,248	9,597

OIL AND GAS PROPERTY (Notes 4(ii) and 5)	398,871	23,271

EQUIPMENT (Notes 4(iii) and 6)
Computer equipment	10,000	10,000
Less: accumulated amortization	3,535	3,000

	6,465	7,000

Total Assets	$ 585,584	$ 39,868

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 323,789	$ 222,087
Accrued expenses	46,500	56,500
Convertible notes payable (Note 7)	856,059	55,479
Loan payable (Note 8)	52,389	511,181

	1,278,737	845,247
LONG TERM
Loan payable (Note 9)	107,448	105,542

Total Liabilities	1,386,185	950,789

STOCKHOLDERS' DEFICIT
Preferred shares, 5,000,000 shares authorized, $0.001 par value;
no shares issued and outstanding (Note 10)
Common shares, 95,000,000 shares authorized, $0.001 par value;
38,232,069 and 27,855,760 shares issued and outstanding respectively (Note 11)	38,232	27,855
Additional paid-in capital	1,982,362	1,471,413
Accumulated deficit	(2,821,195)	(2,410,189)

Total Stockholders' Deficit	(800,601)	(910,921)

Total Liabilities and Stockholders' Deficit	$ 585,584	$ 39,868

Commitments (Note 18)
Commitments (Note 19)

Approved by the Directors:

“Cameron King”

_________________

Cameron King

“Rod Bartlett”

_________________

Rod Bartlett

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2005 AND 2004

(Unaudited - Prepared by Management

(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception of oil
	and gas operations
	01Oct04 - 30Jun05	30Jun05	30Jun04

EXPENSES
Amortization	$ 2,035	$ 535	$ 750
Auditing and accounting	17,210	2,198	1,585
Bank charges and interest	28,935	21,200	12,733
Consulting	208,294	58,000	52,222
Due diligence	19,392	-	-
Financing fees	139,958	139,958	-
Investor relations activities	46,736	41,014	-
Legal	16,697	13,068	1,132
Loss on foreign exchange	10,641	5,981	-
Management fees	404,109	46,575	-
Meals and entertainment	10,553	7,739	-
Office supplies and stationery	9,077	8,636	878
Parking	1,907	-	-
Regulatory fees	6,990	-	-
Rent	35,603	15,000	-
Shareholder services	12,245	7,850	60
Telephone	4,304	-	-
Travel	63,850	43,752	-

	1,038,536	411,506	69,360

OTHER REVENUES
Forgiveness of debt	64,659	-	-
Interest	1,441	500	-

NET LOSS FOR THE PERIOD	$ (972,436)	$ (411,006)	$ (69,360)

NET LOSS PER COMMON SHARE (Note 4(iv))		$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF BASIC AND
DILUTED COMMON SHARES OUTSTANDING		36,694,527	16,461,920

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT, INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
AS AT JUNE 30, 2005

(Unaudited - Prepared by Management)

(Stated in US Dollars)

	Common Shares		Additional		Total
	Number		Paid-In	Accumulated	Stockholders'
	of Shares	Amount	Capital	Deficit	Equity/(Deficit)

Balance, March 31, 2001	161,920	$ 162	$ 442,393	$ (759,459)	$ (316,904)

Net loss for the year ended March 31, 2002	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	161,920	162	442,393	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	500,000	500	124,500	-	125,000

Net loss for the year ended March 31, 2003	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	661,920	662	566,893	(987,018)	(419,463)

Issuance of common shares in exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000

Issuance of common shares in exchange for assets $0.25 per share	800,000	800	199,200	-	200,000

Net loss for the year ended March 31, 2004	-	-	-	(425,555)	(425,555)

Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)

Issuance of common shares in exchange for debt at $0.25 per share	40,000	40	9,960	-	10,000

Issuance of common shares in exchange for legal, management, and consulting fees	11,161,540	11,161	585,552	-	596,713

Issuance of common shares for cash	192,300	192	49,808	-	50,000

Net loss for year ended March 31, 2005	-	-	-	(997,616)	(997,616)

Balance, March 31, 2005	27,855,760	27,855	1,471,413	(2,410,189)	(910,921)

Issuance of common shares in exchange for debt at $0.05 per share	9,225,252	9,225	454,548	-	463,773

Issuance of common shares in exchange for legal and consulting fees	1,151,057	1,152	56,401	-	57,553

Net loss for the period ended June 30, 2005	-	-	-	(411,006)	(411,006)

Balance, June 30, 2005	38,232,069	$ 38,232	$ 1,982,362	$ (2,821,195)	$ (800,601)

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION
(FORMERLY GAMESTATE ENTERTAINMENT INC.)
(An Exploration Stage Company)
INTERIM CONSOLIDATED CASH FLOW STATEMENT
FOR THE PERIOD ENDED JUNE 30, 2005 AND 2004

Unaudited - Prepared by Management

(Stated in US Dollars)

	(Unaudited)	(Unaudited)	(Unaudited)
	Cumulative from
	inception of oil
	and gas operations
	01Oct04 - 30Jun05	30Jun05	30Jun04

OPERATING ACTIVITIES
Net loss for the period	$ (972,436)	$ (411,006)	$ (69,360)
Add/(deduct) non-cash items
Amortization	2,035	535	750
Forgiveness of debt	(64,659)	-	-
Legal and consulting fees paid with shares	420,017	57,553	-

	(615,043)	(352,918)	(68,610)
Changes in non-cash working capital items
Accounts receivable	-	5,000	-
Loan receivable	(5,500)	(5,500)	-
Prepaid expenses and deposits	(32,650)	(32,500)	-
Accounts payable	221,152	101,702	18,197
Accrued expenses	45,150	(10,000)	-

Cash provided/(used) by operating activities	(386,891)	(294,216)	(50,413)

FINANCING ACTIVITIES
Convertible notes payable	1,262,371	800,580	7,605
Loans advanced	58,105	6,887	21,306
Advances from shareholders	(443,827)	-	26,037
Shares issued for cash	50,000	-	-

Cash provided/(used) by financing activities	926,649	807,467	54,948

INVESTING ACTIVITIES
Oil and gas property	(398,871)	(375,600)	-

Cash provided/(used) by investing activities	(398,871)	(375,600)	-

CASH INCREASE	140,887	137,651	4,535

CASH, BEGINNING OF PERIOD	(39)	3,197	(313)

CASH, END OF PERIOD	$ 140,848	$ 140,848	$ 4,222

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

NON-CASH ACTIVITIES
Issued stock for reduction in debt	$ 463,773	$ 463,773	$ -
Issued stock for assets acquired	$ -	$ -	$ -
Issued stock for legal and consulting services	$ 420,017	$ 57,553	$ -

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

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

As a result of the change in business, cumulative from inception figures for the oil and gas operations have presented for the period of October 1, 2004 to date.

The Company has elected a fiscal year-end of March 31.

2.

GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $411,006 for the period ended June 30, 2005, and has negative working capital. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to finance anticipated ongoing expenses and capital requirements with funds generated from cash provided by operating activities; available cash and cash investments; and capital raised through debt and equity offerings.

3.BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect the Company are summarized below:

(i)

Accounting Method

The Company’s interim consolidated financial statements are prepared using the accrual method of accounting.

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

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)

Provision for Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Accounting Standards No. 109, “Accounting for Income Taxes”.  A deferred tax assets or liability is recorded for all temporary differences between financial and tax reporting.  Deferred tax expense/(benefit) results from the net change during the year of deferred tax assets and liabilities.

(vi)

Use of Estimates

The process of preparing interim consolidated financial statements requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.  Such estimates primarily relate to unsettled transactions and events as of the date of the interim consolidated financial statements; accordingly, upon settlement, actual results may differ from estimated amounts.

 (vii)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

(viii)

Derivative Instruments

At June 30, 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

(ix)

Compensated Absences

The Company has no employees.  At such time as the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

(x)

Foreign Currency Transactions

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of the transaction.  Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition.  Gains and losses from foreign currency translation are included in the statement of operations.

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

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

4.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(xii)

Stock based compensation

The Company has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

5.

OIL AND GAS PROPERTY

On February 15, 2005, the Company announced that it completed the acquisition to acquire a 100% working interest in the two-section Acadia North prospect located approximately 160 miles due east of Calgary, Alberta, Canada.  Under the terms of the farm-in agreement with Moraine Resources Ltd., the Company must reprocess 8 kilometres of trade seismic line with the option to drill a new well into the proved reservoir sand, and a second well can be drilled on the second section after evaluating the first well.  The 100% working interest is earned on the sections when the test wells are drilled.  Budget forecasts for drilling, completion, and tie-in on a per well basis is estimated at $500,000.  Following the completion of the required leasing, surveying, licensing, and site preparation, the Company plans to commence drilling.   The Company has spent $398,871 to date on the property.

ACADIA NORTH PROPERTY

Balance, March 31, 2005	$ 23,271
Additions during the period:
Acquisition costs	367,040
Consulting fees	8,560
Balance, June 30, 2005	$ 398,871

6.

EQUIPMENT

			30Jun05	31Mar05
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$ 10,000	$ 3,535	$ 6,465	$ 7,000

7.

CONVERTIBLE NOTES PAYABLE

There are three convertible notes payable at June 30, 2005 that are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually which were due and payable on May 31, 2003.  The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01 based on the Company’s share structure as of June 1, 2002. Interest of $30,360 has been accrued to date. The lenders have not demanded payment as at June 30, 2005.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

7.

CONVERTIBLE NOTES PAYABLE (Continued)

On May 23, 2005, the Company closed a $750,000 financing for net proceeds of $647,423 by issuing twelve-month convertible notes with a face value of $787,500, bearing simple interest at 10% annually, payable upon conversion of the notes, quarterly commencing July 1, 2005,and on the maturity date of May 23, 2006.  The note holders have the right to convert the principal plus accrued interest into the Company’s common stock at a price equal to the lesser of $0.30 or seventy percent of the average of the three lowest closing bid prices for the 30 days preceding a conversion.  The conversion price is subject to adjustment in the event shares are issued for consideration less than the exercise price, or certain other corporate events.  The notes can be redeemed by the Company, subject to certain conditions, by payment of 150% of the principal and accrued interest.  The investors and the placement agent received four separate classes of warrants in connection with the convertible notes:

-

Class A warrants allow the holders and placement agent to purchase up to 6,629,295 common shares at a price of $0.25 per share with a  “cashless exercise” provision. The Class A warrants issued to the note holders are exercisable for a period of fifteen months and the Class A warrants issued to the placement agent are exercisable for a period of two years

-

Class B warrants allow the holders and placement agent to purchase up to 6,629,295 common shares at a price of $0.1503 per share with a “cashless exercise” provision.  The Class B warrants issued to the note holders are exercisable for a period of five years and the Class B warrants issued to the placement agent are exercisable for a period of two years

-

Class C warrants allow the holders and placement agent to purchase up to 6,629,295 common shares at a price of $0.6533 per share with a “cashless exercise” provision. The Class C warrants issued to the note holders are exercisable for a period of five years and the Class C warrants issued to the placement agent are exercisable for a period of two years

-

Placement agent warrants allow the placement agent to purchase up to 602,663 common shares at a price of $0.30 per share with a “cashless exercise” provision for a period of twelve months.

In addition to the convertible notes and warrants, the Company also executed a guaranty agreement and two security agreements.

On July 21, 2005, the holders of some convertible notes issued on May 23, 2005 converted the notes into 4,788,722 shares (see Note 19).

8.

LOAN PAYABLE

There is a loan payable for $52,389 (March 31, 2005 - $51,392) including interest. The amount is unsecured with interest at 8% per annum and was due on May 24, 2005.

9.

LOAN PAYABLE

A loan facility of $100,000 has been provided with $95,590 (March 31, 2005 - $95,590) advanced to the Company as at June 30, 2005.  The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.  To date no interest has been paid on the loan. The amount reported includes accrued interest.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

10.

PREFERRED SHARES

The Company is authorized to issue up to 5,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights. No preferred shares were issued as of June 30, 2005.

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

On December 1, 2004, the Company issued 5,000,000 shares to the President and the Chief Financial Officer under their employment agreements, for which $250,000 has been recorded as stock based compensation.  Pursuant to these agreements, an additional 500,000 shares were to have been issued in February 2005, and the cost of $12,500 is included in accrued liabilities at June 30, 2005.

On  March 1, 2005, the Company issued 192,300 shares for cash proceeds of $50,000.

During the year ended March 31, 2005, the Company issued a total of 6,161,540 shares to consultants for services totalling $346,714.  The Company has committed to the issuance of an additional 150,000 shares to consultants, and the cost of $7,500 is included in accrued liabilities at June 30, 2005.

On April 21, 2005, the Company issued 9,225,252 restricted common shares in consideration of the retirement of $463,773 in debt.

During the period ended June 30, 2005, the Company issued a total of 1,151,057 shares to consultants for services totalling $57,553.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

12.

WARRANTS AND OPTIONS

No options were issued and outstanding at June 30, 2005.

The following warrants were issued and outstanding at June 30, 2005 in connection with the convertible notes issued on May 23, 2005:

-

Class A warrants allow the holders and placement agent to purchase up to 6,629,295 common shares at a price of $0.25 per share with a  “cashless exercise” provision. The Class A warrants issued to the note holders are exercisable for a period of fifteen months and the Class A warrants issued to the placement agent are exercisable for a period of two years

-

Class B warrants allow the holders and placement agent to purchase up to 6,629,295 common shares at a price of $0.1503 per share with a “cashless exercise” provision.  The Class B warrants issued to the note holders are exercisable for a period of five years and the Class B warrants issued to the placement agent are exercisable for a period of two years

-

Class C warrants allow the holders and placement agent to purchase up to 6,629,295 common shares at a price of $0.6533 per share with a “cashless exercise” provision. The Class C warrants issued to the note holders are exercisable for a period of five years and the Class C warrants issued to the placement agent are exercisable for a period of two years

-

Placement agent warrants allow the placement agent to purchase up to 602,663 common shares at a price of $0.30 per share with a “cashless exercise” provision for a period of twelve months.

13.

RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005, the Company entered into the following transactions with related parties:

(i)

paid or accrued management fees of $46,575 (June 30, 2004 - $Nil) to companies related to the  former Chief Executive Officer and the current Chief Executive Officer;

(ii)

paid or accrued rent of $15,000 (June 30, 2004 - $Nil) to  a company related to the current Chief Executive Officer; and

(ii)

at June 30, 2005; $235,161 (March 31, 2005 - $144,742) included in accounts payable was owed to companies controlled by the former Chief Executive Officer and the current Chief Executive Officer.

These transactions have been in the normal course of operations and, in management’s opinion, undertaken with the same terms and conditions as transactions with unrelated parties.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

14.

FOREIGN OPERATIONS

The accompanying balance sheet includes the Company’s assets in Canada.  Although Canada is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

15.

FINANCIAL INSTRUMENTS

Currency risk is the risk to the Company’s earnings that arise from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At June 30, 2005, the Company has the following financial assets and liabilities in Canadian dollars:

Cash

$          900

Accounts payable

$   199,299

At June 30, 2005, the Canadian dollar amounts were converted at a rate of $0.80 US dollars to $1.00 Canadian dollar.

16.

SEGMENTED INFORMATION

During the period ended June 30, 2005, the Company’s operating activity was performed in the United States and Canada.  Geographical segments are presented as follows:

	U.S.	CANADA	TOTAL
Revenue	$ -	$ -	$ -
Administrative expenses	116,697	294,309	411,006
Income/(loss) for the period	(116,697)	(294,309)	(411,006)
Identifiable assets	$ -	$ 585,584	$ 585,584

17.

INCOME TAXES

At June 30, 2005, the Company had cumulative net operating losses of approximately $2,800,000 that may be offset against operating income in future years.  No provision for taxes or tax benefits has been reported in these interim consolidated financial statements as there is not a measurable means of assessing future profits or losses.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2005

(Unaudited - Prepared by Management)

18.

COMMITMENTS

The Company has signed compensation agreements with companies related to the former Chief Executive Officer and the current Chief Executive Officer.  The compensation agreement with the company related to the former Chief Executive Officer was terminated on June 30, 2005 upon the resignation as the Chief Executive Officer.

Under these agreements which are renewable annually on February 1, the Company is obligated to:

(i)

annual fees of $180,000 to be accrued and paid in cash;

(ii)

issuance of 7,000,000 restricted shares in 6 month intervals of which 5,000,000 have been issued and 500,000 have been accrued; and

(iii)

issuance of 250,000 free trading shares which were issued during the year ended March 31, 2005.

The Company has also signed consulting agreements with a number of parties.  Under these agreements the Company is obligated to issue 700,000 restricted common shares of which none were issued as at June 30, 2005.  The consultants had earned 150,000 shares and the cost of these shares were accrued at March 31, 2005.

19.

SUBSEQUENT EVENTS

On July 11, 2005, 253,840 shares were issued under the 2005 Stock Incentive Plan.

On July 11, 2005, the Company borrowed $400,000 at 10% per annum due August 10, 2005.  As further consideration for providing these funds to the Company, the lender was issued 250,000 common shares.

On July 21, 2005, the holders of some convertible notes issued on May 23, 2005 converted the notes into 4,788,722 shares (see Note 7).

On August 2, 2005, the Company issued a total of 1,500,000 shares pursuant to the agreement dated June 27, 2005 whereby the Company acquired the vendors shares in Wallstin Petroleum LLC. The shares were issued under Rule 144.  In addition, 100,000 common shares were issued to a third party as a finder’s fee for the transaction.

On August 5, 2005, the Company filed a Form SB-2 Registration Statement to sell 35,711,528 common shares by the selling securityholders indentified in the prospectus of which 20,490,549 may be issued and sold upon the exercise of certain warrants.  The selling securityholders will determine when they will sell their shares, and in all cases, will sell their shares at the current market price or at negotiated prices at the time of the sale.  Although the Company has agreed to pay the expenses related to the registration of the shares being offered, the Company will not receive any proceeds from the sale of the shares by the selling securityholders or upon conversion of the notes; however, the Company may receive $6,984,625 from the exercise of the warrants. The Company has agreed to pay the placement agent a cash fee equal to ten percent (10%) of the proceeds the Company receives from the exercise of the warrants.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans, and expectations. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.  We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us.  Such forward-looking statements relate to future events or our future performance.  Forward-looking statements are only predictions.  The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW

Quest Oil Corporation (“QOIL” or the “Company”) is in the business of acquiring and developing of oil and gas properties in Alberta, Canada and Texas, USA. The Company was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Arlington, Texas and Vancouver, BC.

These interim consolidated financial statements include all activity of the Company and its wholly owned Canadian subsidiary, Quest Canada Corporation. The subsidiary was created for the purpose of holding Alberta oil and gas property Acadia North.

We currently hold interests in four oil and gas properties: the Acadia North property in Alberta, Canada; the Empress property in Alberta, Canada, the Hawkeye Lease property in Texas and the Nettie Gardner Lease property in Texas.

PLAN OF OPERATIONS

The Company’s plan of operation is to carry out the development of our oil and gas properties in Alberta and Texas by implementing drilling and work over programs to develop and bring in to production our existing lease properties.

The Company’s current plan of operation is to begin production on ”10-22” gas well of the Acadia North project.  The Company’s operator Transaction Oil and Gas Services Ltd. holds sales contract with Altagas for the purchase of the Company’s gas production. Acadia North “15-34” has been completed and is presently shut-in, the Company is waiting for independent tests to be completed after the down hole equipment can be retrieved.

The Empress project is scheduled for drilling in late August, the Company has signed an AFE for $450,000 to cover the expense of drilling and completion of the first well.  The Company has already advanced $200,000 towards this cost.

Hawkeye Lease, Eastland County, Texas requires remedial work by services crews to restore the 95 wells on the property.  Inspection of the property identified 48 oil wells capable of immediate production.  A work over budget of $250,000 is required to initiate the project.

Nettie Gardner Lease, McCullough, Texas is a planned two well development project to prove up existing oil reserves on the lease.  The Company has no immediate plans to bring the lease into production until a 2D seismic and a full engineering report is completed.

EXPLORATION ACTIVITIES DURING THE FIRST QUARTER

Acadia North Project, Alberta, Canada

In November 2004, the Company entered into an agreement with Vega Resources Ltd, an Alberta company. Pursuant to these agreements, the Company acquired the right to participate and earn an 100% working interest in two gas exploration and development concessions located in the province of Alberta, Canada known as the Acadia North prospect.

Development of the property was based on third party engineering report from Chapman Engineering Ltd. of Calgary, Alberta and running two parallel 2D seismic lines to interpret the reserve characteristics and choose desirable drilling locations.

Acadia North is a two well drilling program comprised of wells 15-34 and 10-22 drilling locations. On June 20 well 10-22 was drilled to a depth of 719 meters and plugged. On July 18 well 15-34 well was drilled and cased to a depth of 725 meters and plugged.

On August 8, 2005 an endless tubing unit was contracted and drilled through the well bore shoe (concrete plug) into the Viking sand gas zone. Well 15-34 was drilled to production depth of 735 meters, however at the time of rigging out of hole the steel tubing carrying the down hole motor and drill broke and the equipment was lost in hole until it can be fished out by a special contractor.  The well has not been professionally tested and true testing numbers are not yet available due to the equipment in the hole 15-34.

Well 10-22 was drilled through shoe and immediately entered the Viking gas pool.  Drilling equipment was pulled out of the hole and immediately shut in.  Initial testing at site indicated pressure over 900 PSI.  August 10, 2005 independent pressure tests were implemented to determine commercial flow rates, these results are not yet known to the Company.

As per Jim Deck, Chapman Engineering “The Arneson 10-22-25-2 W4M well was drilled and cased to a T.D. of 2374 ft K.B on July 9, 2005.  An endless tubing unit was brought in to drill out the casing shoe and tag the top of the Viking, which is the prospective zone of interest.  Upon drilling out of the casing shoe the well start to flow gas to surface at rates of up to 1000 Mscf/d.  Drilling was suspended and all the down hole equipment was pulled out of the hole and the well was shut-in.  Based on these results it would appear that the Viking zone came in 10 feet higher than anticipated.  On August 8 down hole pressure gauges were run to record a 14 day flow and build up as part of an Absolute Open Flow Test(AOF).  The well was open to flow, to a testing unit, on August 9 and flowed immediately at a stabilized rate of 300 Mscf/d and a flowing pressure of 900 psia.  After flowing for 16 hours under these conditions it was decided to test the well at higher rates.  The well was opened up even more and after 7 hours flowed at a stabilized rate of 4900 Mscf/d and 855 psia.  The well was shut-in on August 10 to record a build up pressure.”  Well 10-22 is currently waiting for record data from down hole pressure gauges for calculations on AOF (Absolute Open Flow) and reserve size.

Empress Prospect, Alberta, Canada

On August 12, 2005 the Company entered in to an agreement with Vega Resources Inc., an Alberta company, for a 100% working interest with a 40% GORR on four sections of Crown PNG property. The Company retained Transaction Oil and Gas Services, Ltd. for drilling well 12-15 at an AFE of $450,000 drilling and casing.  Drilling has been tentatively scheduled for August 22, 2005.

The Empress natural gas exploration project consists of 4 sections of Crown P&NG rights in eastern Alberta. The Project is a multi-objective gas play. Cumulative production from this reservoir has been over 2 Bcf from lands contiguous to the Project.

Pressure analysis indicates that large reserves remain in the zone and mapping indicates that the reservoir extends under the Project lands. D.S.T. (Drill Stem Tests) shows, mapping and seismic indicate additional oil potential in the Bakken and other objective gas potential in the Colony and Second White Specks zones.

Well licensing and permitting are secured and Transaction Oil and Gas Ventures LLC will be the Operator of the well.

The Empress Project is located in eastern Alberta approximately 160 miles due east of the City of Calgary . The surface consists of gently rolling farm and ranch land with year round access and an established production and equipment infrastructure.

Data recorded identifies five (5) underlying zones, Bakken, Banff, Detrital, Colony and Viking are all proven producing structures in the area. Seismic indicates a Bakken high under the project as well seismic indicates a Banff limestone high under the license, overlying the Bakken high. The Colony sand has tested gas in the area. Viking formation gas wells in the area produce gas at rates of up to 3 Mmcf per day.

The Viking zone, 85 meters above the Colony, contains natural gas in wells contiguous to both southwest and north sides of the Project. Mapping indicates that the reservoir continues under the Project land. Pressure analysis of producing gas wells shows that 16 BCF of natural gas were originally in place in the Viking reservoir contiguous to the Project on the north side. Gas is present in two wells immediately south of the leases and a new discovery well “11-16” shows evidence of producing 0.50 Mmcf per day.

This area has good access for drilling rigs and well costs are expected to be in the order of $450,000 drilled cased and completed. Gas and oil delivery and sales can commence as soon as the wells are equipped and tied-in, pipeline and delivery systems are less than one (1) km from well head.  Well spud date is tentatively scheduled for August 30, 2005 and will take 4 days to drill to depth of 950 meters.

Wallstin Petroleum Acquisition

On June 20, 2005 the Company entered in to a Memorandum of Understanding to acquire Wallstin Petroleum LLC with all rights, title and interest in the oil and gas leases it holds.  On August 05, 2005, the Company completed the transaction by issuing 1,500,000 common shares of Quest Oil.  The Company offered positions of Chief Operating Officer to Bill Stinson P.Eng. and VP Operations to Joseph Wallen.  On August 15, 2005, Joseph Wallen accepted the position of CFO and Director of the Company.  Mr. Wallen will be responsible for overseeing the development of the Texas assets and bringing production on stream for the Hawkeye and Nettie Gardner lease.

Nettie Gardner, McCullough County, Texas

On June 29, 2005, Quest purchased the Nettie Gardner lease for $17,500 for 100% working interest with a GORR (Gross Over Riding Royalty) of 30%.

The Nettie Gardner lease forms the southernmost extension of the EXOC Field discovered in 1976 by the Bishop-Biemer-1 well. The field is located in northwest McCulloch County, Texas approximately one mile east of the town of Lohn. Stratigraphically, the main producing formation on the Bishop-Biemer and Nettie Gardner leases is the Strawn sandstone. Primarily a shallow water marine environment, the Strawn reservoirs are comprised of point bars complexes in this area. The Strawn sandstone has been further subdivided on the lease into the Gardner sandstone and the Jennings sandstone (just above the Gardner). Oil and gas production has been established in at least seven wells between the two leases in these two sandstones.

The most productive sands on the Nettie Gardner lease are in the Jennings gas sands in the Gardner #1 well. Oil production has been established in the Gardner #2 well in the Gardner sandstone. The Gardner #1 gas well (currently shut-in) was never effectively produced.

Oil reserves are in the neighborhood of 125,000 barrels ($6,250,000). No calculation is given for the approximate amount of gas reserves. That will come approximately 4 months after a production profile has been established for the gas wells. It is estimated that the three gas wells will produce anywhere from 250 to 520 mcf a day. Oil production is anticipated to be in the neighborhood of 50 barrels a day for the three proposed oil wells (3,5,7).

Hawkeye Lease Property, Texas

On August 09, 2005 the Company concluded the purchase of the Hawkeye Lease for a sum of $90,000 for 100% working interest and a GORR of 35%.

Quest Acreage Position in Field: 440 acres (0.689 sq. miles)

Although the producing reservoir in the Hawkeye Field is the shallow Adams Branch Limestone, every formation from Ellenberger up to the Adams Branch Limestone has produced oil in Eastland County. Preliminary estimates indicate approximately 1.2 million barrels of recoverable oil left in the Adams Branch Limestone in the Hawkeye Field. Due to the low reservoir pressures and previous production at this shallow level, water injection will have to be utilized to facilitate this recovery.

The reservoirs below the Adams Branch Limestone are virginal, i.e.; they have never been produced. The source for the oil in the Adams Branch Limestone is the Barnett Shale that underlies most of the area and is probably in the oil and gas window in terms of maturity.

The biggest producer in the Hawkeye Field will ultimately be the Barnett Shale. This formation has been penetrated and does produce in the county. Its reservoir properties are uniform throughout the Fort Worth Basin, the only variation being thickness. The Railroad Commission has lowered the spacing for Barnett Wells down to 20 acres. This means the Company can drill approximately 20 wells in the Barnett Shale on the lease.

Typical production for these wells based on our staff’s personal experience and studies published by Devon and EOG is approximately 1-2.5 BCF of gas per well. Our reserves in the Hawkeye Field will range from 20-50 BCF,  estimated value of $30 million to $75 million, or $1.50/mcf.  This is approximately 3.5 to 8.5 million barrels of oil equivalent in the Barnett alone. It is anticipated that the Ellenberger Limestone below the Barnett will be productive and as will the Marble Falls Limestone above the Barnett and the Bend and Caddo formations.

Formation     Reserves

Adams Branch Limestone	1.2 million barrels of Oil
Marble Falls Limestone	2.5 million barrels of Oil
Barnett Shale	3.5–8.5 million barrels of Oil
Ellenberger	4.5 million barrels of Oil

Estimated value of the oil reserves is $11.7 million to $16.7 million, or $10/barrel of oil in place.

A 3D seismic program has been planned to image the field and insure that optimum drilling locations are picked. This program will cover approximately one square mile and use a vibrator source.

The lease will require a capital budget of $240,000 to have remedial service work done to the property to re-establish production from the 95 wells now on the lease.  When drilling commences on Barnett Shale zone additional expenditures and reserves will be realized by the Company.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

We were originally incorporated in the State of Nevada on January 19, 1999 under the name of Luna Technologies, Inc.  We have changed our name several times as follows:  Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004).  In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our  oil and gas projects.

RESULTS OF OPERATIONS

For the three months ended June 30, 2005, we had a net loss of $411,006 compared to a net loss of $69,360 for the three months ended June 30, 2004.  This increase in expenses is a result of the increase in business activities since we commenced oil and gas operations in October of 2004.  Cumulative from October 1, 2004 to June 30, 2005, we had a net loss of $972,436.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005 we had cash of $140,848 compared to $3,197 at March 31, 2005.  We had a working capital deficiency of $1,098,489 as at June 30, 2005 compared to a working capital deficiency of $835,650 at March 31, 2005.

On July 11, 2005, the Company borrowed $400,000 at 10% per annum due August 10, 2005.  As further consideration for providing these funds to the Company, the lender was issued 250,000 common shares.  The Company used these funds in order to commence drilling on the “15-34” well of the Acadia North project.

On July 21, 2005, the holders of some convertible notes issued on May 23, 2005 converted the notes into 4,788,722 shares.

On August 4, 2005, the Company filed a Form SB-2 Registration Statement to sell 35,711,528 common shares by the selling securityholders identified in the prospectus of which 20,490,549 may be issued and sold upon the exercise of certain warrants.  The selling securityholders will determine when they will sell their shares, and in all cases, will sell their shares at the current market price or at negotiated prices at the time of the sale.  Although the Company has agreed to pay the expenses related to the registration of the shares being offered, the Company will not receive any proceeds from the sale of the shares by the selling securityholders or upon conversion of the notes; however, the Company may receive $6,984,625 from the exercise of the warrants. The Company has agreed to pay the placement agent a cash fee equal to ten percent (10%) of the proceeds the Company receives from the exercise of the warrants.

We currently have limited capital with which to satisfy our cash requirements.  As of August 18, 2005, we have approximately $100,000 cash on hand remaining.  We will require significant additional capital in order to explore for new projects and to begin drilling.

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

GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $411,006 for the period ended June 30, 2005, and has negative working capital. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to finance anticipated ongoing expenses and capital requirements with funds generated from cash provided by operating activities; available cash and cash investments; and capital raised through debt and equity offerings.

OFF-BALANCE SHEET FINANCINGS

The Company has no off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES

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

Equipment

Equipment is recorded at historical cost.  The declining-balance method is used for the assets at the following annual rates:

Computer equipment

30%

Foreign Currency Transactions

Monetary assets and liabilities are translated at year-end exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of the transaction.  Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition.  Gains and losses from foreign currency translation are included in the statement of operations..  All figures presented are in US dollars.

Stock based compensation

The Company has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

EMPLOYEES

We currently do not have any employee; however, on a contract basis, we have two individual working for the Company in our Texas office and 4 individuals working in Canada.  We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We currently are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our first quarter ended June 30, 2005.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our first quarter ended June 30, 2005.

ITEM 5.

OTHER INFORMATION

Executive Officer and Directors

At August 18, 2005, our executive officers and directors, the positions held by them, and their ages are as follows:

Name

Age

Position

Cameron King

43

Director, President, and Chief Executive Officer

Dr. Jim Irwin

46

Director

Roderick Bartlett

48

Director

William Huntington Stinson

53

Chief Operating Officer

Joseph F. Wallen

49

Vice President of Operations, Chief Financial Officer

Richard Johnson

64

Engineering Consultant

Darrin Hayes

39

Director of Business Development

Cameron King, MBA

Director, President, and CEO

Mr. King is our President and CEO  and one of our Directors.   Mr. King obtained his MBA from the University of Michigan and is a graduate of McMaster University, located in Hamilton, Ontario.  He has over 20 years of senior management experience developing expertise in capital markets, sales, marketing and public relations.  Mr. King has served as member of the Corporate Banking team with the Bank of Nova Scotia in Toronto, Canada, specializing in Merger and Acquisition due diligence.  Since 1995, Mr. King has operated a successful Venture Capital Company focusing on incubating, structuring and listing companies in sectors including; Internet based technology, mining, oil and gas exploration and telecommunications.

Dr. Jim Irwin

Director, CFO

Dr. Jim Irwin is one of our directors, our CFO, and is in charge of Project Development.  Dr. Irwin brings over 25 years of instructional, research and field experience to our team.  Dr. Irwin obtained his B.Sc. in geology from McGill University, Montreal, in 1980 and Ph.D. in geology from the University of California, Berkeley, in 1986.  Between 1986 and 1992 he was a Research Fellow in the Department of Physics at Berkeley developing techniques for the study of fluid inclusions in minerals associated with ore deposits and other geologic settings.   From 1992 to 1994 Dr. Irwin was a Project Scientist at Scripps Institution of Oceanography in San Diego.  Dr. Irwin has since been active as a consultant and director of various companies involved in mineral and resource exploration globally.

Roderick Bartlett

Director

Mr. Bartlett is one of our Directors.  Mr. Bartlett began his professional career working in Alberta’s oil patch and later, as an entrepreneur, he established Money Mart Cheque Cashing Centers in Vancouver and Honolulu.  Mr. Bartlett owns a private real estate and business development company and over the last 5 years has been instrumental in taking two companies public, one as the company’s Chief Executive Officer and the other as the company’s Vice President of Business Development.

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

Joseph F. Wallen

Vice President of Operations

Mr. Wallen is our Vice President of Operations and CFO.  Mr. Wallen is a Graduate of  the University of Texas at San Antonio Business School and has spent the last 26 years performing operations and administrative functions for numerous mid-tier oil and gas companies.  Although his main focus has been in the Texas oil and gas industry, Mr. Wallen has worked in the prolific Altamont-Bluebell Field in the Uinta Basin of Utah.  He handled the administrative and field operations for Roadrunner Oil Inc, an independent operator.  His duties included the monthly government filings, maintaining daily communications with field personnel, internal accounting and lease operation.  Mr. Wallen is well placed to understand the intricacies of oil and gas field accounting and operations.

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

ITEM 6.

EXHIBITS

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

3(ii)

Bylaws  (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference).

4.1

2004 Stock Incentive Plan (Attached as an exhibit to our Registration Statement on Form S-8 filed on August 5, 2004 and incorporated herein by reference).

10.1

Participation Agreement dated January 28, 2005, by and between Quest Canada Corp. and Vega Resources, Ltd. (Attached as an exhibit to our Annual Report on Form 10-KSB for the year ended March 31, 2005).

10.2

Chief Financial Officer Compensation Agreement dated February 1, 2004, by and between the company, Cameron Scott King and King Capital Corporation (Attached as an exhibit to our Annual Report on Form 10-KSB for the year ended March 31, 2005).

10.3

Chairman, President and CEO Compensation Agreement dated February 1, 2004, by and between the company, Roderick C. Bartlett and BPYA 966 Holdings, Ltd. (Attached as an exhibit to our Annual Report on Form 10-KSB for the year ended March 31, 2005).

14.1

Code of Business Conduct and Ethics (Attached as an exhibit to our Annual Report on Form 10-KSB for the year ended March 31, 2005).

31.1

Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST OIL CORPORATION

By:

“Cameron King”

Cameron King

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

“signed”

Cameron King

President, Chief Executive Officer, Director

August 18, 2005

“signed”

Joseph Wallen

Chief Financial Officer, Director

August 18, 2005