Form 10QSB
period 2005-09-30
QUEST OIL CORP
filed 2005-11-21
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 33-90355

QUEST OIL CORPORATION

Nevada	98-0207745
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 900 – 11200 Westheimer Avenue Houston, Texas 77042 _____________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

       713-243-8778

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

65,785,432 common shares outstanding, $0.001 par value, at November 18, 2005

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim consolidated financial statements for the six months ended September 30,2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Auditor’s Review Letter

Interim Consolidated Balance Sheet as at September 30, 2005 and March 31, 2005

Interim Consolidated Statement of Operations for the period ended September 30, 2005

Interim Consolidated Statement of Stockholders’ Deficit at September 30, 2005

Interim Consolidated Cash Flow Statement for the period ended September 30, 2005

Notes to Interim Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) (an exploration stage company) as of September 30, 2005 and the related consolidated statement of operations for the three and six-month periods ended September 30, 2005 and the consolidated statement of cash flows for the three and six- month periods ended September 30, 2005. These financial statements are the responsibility of the Company's management.

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

Note 2 of the Company's audited consolidated financial statements as of March 31, 2005, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2005. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of September 30, 2005, and for the six months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2005. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

 /s/ MacKay LLP, Chartered Accountants

Vancouver, British Columbia, Canada

November 21, 2005

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS AT SEPTEMBER 30, 2005

(Unaudited)

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

AS AT SEPTEMBER 30, 2005 WITH AUDITED FIGURES AT MARCH 31, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	(Unaudited) 30Sep05	(Audited) 31Mar05

ASSETS
CURRENT ASSETS
Cash	$ 226,198	$ 3,197
Accounts receivable	19,119	5,000
Prepaid expenses and deposits	30,484	1,400

	275,801	9,597

OIL AND GAS PROPERTIES (Notes 4(ii), 6 and 9)	1,190,950	23,271

EQUIPMENT (Notes 4(iii) and 7)
Computer equipment	10,000	10,000
Service rig	65,000	-
Less: accumulated amortization	4,070	3,000

	70,930	7,000

Total Assets	$ 1,537,681	$ 39,868

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$ 406,073	$ 222,087
Accrued expenses	46,500	56,500
Convertible notes payable (Notes 8, 12, and 19)	64,050	55,479
Loans payable (Note 9)	744,956	511,181

	1,261,579	845,247
LONG TERM
Loan payable	-	105,542

Total liabilities	1,261,579	950,789

STOCKHOLDERS’ DEFICIT
Preferred shares, 50,000,000 shares authorized, $0.001 par value; no shares issued and outstanding (Note 10)
Common shares, 450,000,000 shares authorized, $0.001 par value; 54,587,562 and 27,855,760 shares issued and outstanding respectively (Note 11)	54,587	27,855
Additional paid-in capital	4,534,729	1,471,413
Accumulated Deficit	(4,313,214)	(2,410,189)

Total Stockholders’ Deficit	276,102	(910,921)

Total Liabilities and Stockholders’ Deficit	$ 1,537,681	$ 39,868

Going concern (Note 2)
Commitments (Note 18)
Subsequent events (Note 19)

Approved by the Directors:

“Cameron King”

______________________________

Cameron King, Director

“Joseph Wallen”

______________________________

Joseph Wallen, Director

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	(Unaudited) Cumulative from inception of oil and gas operations 01Oct04 – 30Sep05	(Unaudited) Three Months Ended 30Sep05	(Unaudited) Three Months Ended 30Sep04	(Unaudited) Six Months Ended 30Sep05	(Unaudited) Six Months Ended 30Sep04

EXPENSES
Advertising and promotion	$ 15,780	$ 15,780	$ -	$ 15,780	$ -
Amortization	2,570	535	750	1,070	1,500
Auditing and accounting	27,101	9,891	1,089	12,089	2,674
Bad debt	5,000	5,000	-	5,000	-
Bank charges and interest	49,031	20,096	9,742	41,296	22,475
Consulting	1,130,469	922,175	182,220	980,175	234,442
Due diligence	19,392	-	-	-	-
Financing fees	593,648	453,690	-	593,648	-
Investor relations activities	54,363	7,627	984	48,641	984
Legal	30,547	13,850	52,997	26,918	54,129
Management fees	426,609	22,500	109,966	69,075	109,966
Meals and entertainment	10,592	39	-	7,778	-
Office supplies and stationary	39,049	29,972	4,197	38,608	5,075
Parking	1,907	-	1,486	-	1,486
Regulatory fees	11,019	4,029	1,545	4,029	1,545
Rent	42,003	6,400	2,054	21,400	2,054
Salaries and benefits	4,636	4,636	-	4,636	-
Shareholder services	25,735	13,490	870	21,340	930
Telephone	4,330	26	-	26	-
Travel	64,676	826	303	44,578	303

	2,558,457	1,530,562	368,203	1,936,087	437,563

OTHER REVENUES
Gain on foreign exchange	28,402	39,043	-	33,062	-
Forgiveness of debt	64,659	-	1,377	-	1,377
Interest	941	(500)	-	-	-

	94,002	38,543	1,377	33,062	1,377

NET LOSS FOR THE PERIOD	$ (2,464,455)	$ (1,492,019)	$ (366,826)	$ (1,903,025)	$ (436,186)

NET LOSS PER COMMON SHARE (Note 4(iv)		$ (0.03)	$ (0.02)	$ (0.05)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		46,529,875	19,118,587	40,267,901	17,790,253

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

AS AT SEPTEMBER 30, 2005

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	Common Number of Shares	Shares Amount	Additional Paid-In Capital	Accumulated Deficit	(Unaudited) Total Stockholders’ Equity/(Deficit)

Balance, March 31, 2001	161,920	$ 162	$ 442,393	$ (759,459)	$ (316,904)

Net loss for the year ended
March 31, 2002	-	-	-	(71,389)	(71,389)

Balance, March 31, 2002	161,920	162	442,393	(830,848)	(388,293)

Issuance of common shares in exchange for debt at $0.005 per share	500,000	500	124,500	-	125,000

Net loss for the year ended
March 31, 2003	-	-	-	(156,170)	(156,170)

Balance, March 31, 2003	661,920	662	566,893	(987,018)	(419,463)

Issuance of common shares in exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000

Issuance of common shares in exchange for assets $0.25 per share	800,000	800	199,200	-	200,000

Net loss for the year ended
March 31, 2004	-	-	-	(425,555)	(425,555)

Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)

Issuance of common shares in exchange for debt at $0.25 per share	40,000	40	9,960	-	10,000

Issuance of common shares in exchange for legal, management, and consulting fees	11,161,540	11,161	585,552	-	596,713

Issuance of common shares for cash	192,300	192	49,808	-	50,000

Net loss for the year ended
March 31, 2005	-	-	-	(997,616)	(997,616)

Balance, March 31, 2005	27,855,760	27,855	1,471,413	(2,410,189)	(910,921)

Issuance of common shares in exchange for debt at $0.05 per share	9,225,252	9,225	454,548	-	463,773

Issuance of common shares in exchange for legal and consulting fees	2,476,057	2,476	873,577	-	876,053

Issuance of common shares on conversion of convertible notes with interest	7,447,187	7,447	797,342	-	804,789

Issuance of common shares for acquisition of Wallstin Petroleum LLC at $0.05 per share	1,500,000	1,500	73,500	-	75,000

Issuance of common shares in exchange for finder’s fee on acquisition of Wallstin Petroleum LLC at $0.05 per share	100,000	100	4,900	-	5,000

Issuance of common shares in exchange for placement agent warrants exercised	1,274,430	1,275	287,222	-	288,497

Issuance of common shares in exchange for warrants exercised	2,708,876	2,709	474,227	-	476,936

Issuance of common shares in exchange for providing loan facility at $0.05 per share	2,000,000	2,000	98,000	-	100,000

Net loss for the period ended September 30, 2005	-	-	-	(1,903,025)	(1,903,025)

Balance, September 30, 2005	54,587,562	$ 54,587	$ 4,534,729	$ (4,313,214)	$ (276,102)

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

INTERIM CONSOLIDATED CASH FLOW STATEMENT

FOR THE PERIOD ENDED SEPTEMBER 30, 2005 AND 2004

(Unaudited – Prepared by Management)

(Stated in US Dollars)

	(Unaudited) Cumulative from inception of oil and gas operations 01Oct04 – 30Sep05	(Unaudited) Three Months Ended 30Sep05	(Unaudited) Three Months Ended 30Sep04	(Unaudited) Six Months Ended 30Sep05	(Unaudited) Six Months Ended 30Sep04

OPERATING ACTIVITIES
Net loss for the period	$ (2,464,455)	$ (1,492,019)	$ (366,826)	$ (1,903,025)	$ (436,186)
Add/(deduct) non-cash items
Amortization	2,570	535	750	1,070	1,500
Bad debt	5,000	5,000	-	5,000	-
Financing fees paid with shares	393,497	393,497	-	393,497	-
Forgiveness of debt	(64,659)	-	(1,377)	-	(1,377)
Legal and consulting fees paid with shares	1,238,517	818,500	234,250	876,053	234,250

	(889,530)	(274,487)	(133,203)	(627,405)	(201,813)
Changes in non-cash working capital items
Accounts receivable	(19,119)	(19,119)	-	(14,119)	-
Prepaid expenses and deposits	(30,484)	3,416	-	(29,084)	-
Accounts payable	304,686	82,284	52,713	183,986	70,910

Cash provided/(used) b operating activities	(634,447)	(207,906)	(80,490)	(486,622)	(130,903)

FINANCING ACTIVITIES
Convertible notes payable issued	1,253,800	-	-	787,500	-
Accrued interest on convertible notes	6,590	3,690	3,852	8,571	11,457
Loans advanced	176,706	593,215	-	593,215	19,794
Accrued interest on loans payable	9,181	1,494	2,073	11,080	3,585
Advances from shareholders	-	-	75,454	-	101,491
Accrued expenses	45,150	-	(5,150)	(10,000)	(5,150)
Shares issued for warrants exercised	476,936	476,936	-	476,936	-
Shares issued for cash	50,000	-	-	-	-

Cash provided/(used) by financing activities	2,018,363	1,075,335	76,229	1,867,302	131,177

INVESTING ACTIVITIES
Oil and gas property	(1,092,679)	(717,079)	-	(1,092,679)	-
Equipment acquired	(65,000)	(65,000)	-	(65,000)	-

Cash provided/(used) by investing activities	(1,157,679)	(782,079)	-	(1,157,679)	-

CASH INCREASE	226,237	85,350	(4,261)	223,001	274

CASH, BEGINNING OF PERIOD	(39)	140,848	4,222	3,197	(313)

CASH END OF PERIOD	$ 226,198	$ 226,198	$ (39)	$ 226,198	$ (39)

SUPPLEMENTAL DISCLOSURE:
Interest paid	$ -	$ -	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -

NON-CASH ACTIVITIES:
Issued stock for reduction in debt	$ 463,773	$ -	$ -	$ 463,773	$ -
Issued stock for assets acquired	$ 75,000	$ 75,000	$ -	$ 75,000	$ -
Issued stock for legal and consulting fees	$ 1,238,517	$ 818,500	$ 234,250	$ 876,053	$ 234,250
Issued stock for finders’ fees	$ 393,497	$ 393,497	$ -	$ 393,497	$ -

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION

(FORMERLY GAMESTATE ENTERTAINMENT, INC.)

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

(Unaudited - Prepared by Management)

1.

ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Quest Oil Corporation (“QOIL” or the “Company”) is in the business of acquiring and participating in development stage oil and gas properties around the globe.  The Company was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Houston, Texas.

These interim consolidated financial statements include all activity of the Company and its wholly owned subsidiaries: Quest Canada Corporation; Wallstin Petroleum LLC; and Petrostar Oil Services Inc. Quest Canada Corporation was created for the purpose of holding Alberta oil and gas property acquisitions.  Wallstin Petroleum LLC was acquired for their management expertise and contacts in Texas.  Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

As a result of the change in business, cumulative from inception figures for the oil and gas operations have presented for the period of October 1, 2004 to date.

The Company has elected a fiscal year-end of March 31.

2

GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $1,903,025 for the period ended September 30, 2005, and has negative working capital. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to finance anticipated ongoing expenses and capital requirements with funds generated from cash provided by operating activities; available cash and cash investments; and capital raised through debt and equity offerings.

3

BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

4

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

Service rig

20%

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

(viii)

Derivative Instruments

At September 30, 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

(ix)

Compensated Absences

The Company has nine employees among the parent and all subsidiary companies.  As the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

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

5.

BUSINESS COMBINATION

On August 5, 2005, the Company entered into a Membership Interest Exchange Agreement with all the members of Wallstin Petroleum LLC, a Texas limited liability company.  Pursuant to the terms of the agreement, the members agreed to exchange 100% of their membership interest in Wallstin Petroleum LLC for a total of 1,500,000 restricted shares of common stock. The shares were issued under Rule 144.

The Interim Consolidated Statement of Operations includes the results of operations of Wallstin Petroleum LLC for the period from August 5, 2005 to September 30, 2005.

The net assets acquired at fair value are summarized as follows:

Assets	$ -
Liabilities	-

Net assets acquired	$ -

6.

OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION

(i)

Oil and gas properties

(a)

Acadia North Property, Alberta, Canada

On February 15, 2005, the Company announced that it completed the acquisition to acquire a 100% working interest in the two-section Acadia North prospect located approximately 160 miles due east of Calgary, Alberta, Canada.  Under the terms of the farm-in agreement with Moraine Resources Ltd., the Company must reprocess 8 kilometres of trade seismic line with the option to drill a new well into the proved reservoir Viking sand, and a second well can be drilled on the second section after evaluating the first well.  The 100% working interest is earned on the sections when the test wells are drilled.

On July 20, 2005 well 15-34 was drilled to depth and cased and subsequently, on August 10, 2005 well 10-22 was drilled and cased waiting for flow testing and production economics.  Well 10-22 was classified as a producer and was brought into production on October 15, 2005.

Exploration expenditures to September 30, 2005 on the Acadia North project have totalled $788,519.

Under the terms of a loan agreement dated September 6, 2005, the Company awarded a 5% carried interest in the Acadia North Property to an arm’s length third party (see Note 9).

(b)

Empress Property, Alberta, Canada

On August 12, 2005 the Company entered into an agreement with Vega Resources Inc., an Alberta company, for a 100% working interest with a variable Gross Over-Riding Royalty based on production on four sections of Crown PNG property.

On August 25, 2005 the Company announced the spudding of Empress well 12-15 with target depth of 3300 feet for the purpose of entering five known pay zones.  Operator of the Empress project was Transaction Oil and Gas Ventures Inc. estimated a budget AFE of $780,000 for drilling, completion and abandonment. As of September 30, 2005 the Company’s capital expenditures totaled $215,017.

Under the terms of a loan agreement dated September 6, 2005, the Company awarded a 5% carried interest in the Empress Property to an arm’s length third party (see Note 9).

(c)

Hawkeye Lease Property, Eastland County, Texas

On August 5, 2005, the Company concluded the purchase of the Hawkeye Lease for a sum of $90,000 for 100% working interest and a Gross Over-Riding Royalty of 35%. Exploration expenditures for restoring the 97 oil wells and testing the deeper Barnett Shale play are budgeted for $808,000.

Under the terms of a loan agreement dated September 6, 2005, the Company awarded a 5% carried interest in the Hawkeye Lease Property to an arm’s length third party (see Note 9).

(d)

Nettie Gardner Lease Property, McCulloch County, Texas

On June 29, 2005, the Company purchased the Nettie Gardner Lease for $17,500 for a 100% working interest and a Gross Over-Riding Royalty of 30%.  The lease will require a exploration expenditures of approximately $323,000 for work over and drilling two test wells.

(ii)

Costs incurred in oil and gas property acquisition and exploration

The costs incurred in oil and gas property acquisition and exploration activities at September 30, 2005 are summarized as follows:

	Acadia North	Empress	Hawkeye	Nettie Gardner	Total

Balance, March 31, 2005	$ 23,271	$ -	$ -	$ -	$ 23,271
Additions during the period:
Acquisition costs	-	-	165,000	17,500	182,500
Exploration costs	765,248	215,017	2,457	2,457	985,179
Balance, September 30, 2005	$ 788,519	$ 215,017	$ 167,457	$ 19,957	$ 1,190,950

(iii)

Proved oil and gas reserve quantities (unaudited)

Proved reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions and current regulatory practices.  Reserves are considered proved when commercial production has been established by actual production or well tests. The portion of the reservoir considered proved is the area delineated by drilling and reasonable interpretation of available data after considering fluid contacts, if any.

Proved reserves may be developed or undeveloped.  Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells or undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.  Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled.  Proved reserves for other undrilled units are claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

(a)

Acadia North Property, Alberta, Canada

At September 30, 2005, the estimated oil and gas reserves presented for the Acadia North Property were derived from a report dated September 1, 2005 prepared by Chapman Petroleum Engineering Ltd., an independent engineering firm located in Calgary, Alberta.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped) are as follows:

	Crude Oil (Gross MTSB)	Natural Gas (Gross MMscf)

Proved undeveloped reserves, March 31, 2005	-	-
95% working interest in reserves	-	1,766
Production	-	-

Proved undeveloped reserves, September 30, 2005	-	1,766

(b)

Hawkeye Lease Property, Eastland County, Texas

At September 30, 2005, the estimated oil and gas reserves presented for the Hawkeye Lease Property were derived from a report dated September 1, 2005 prepared by Gleason Engineering, an independent engineering firm located in Arlington, Texas.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped) are as follows:

	Crude Oil (Gross BBL)	Natural Gas (Gross MMscf)

Proved undeveloped reserves, March 31, 2005	-	-
95% working interest in reserves	272,262	-
Production	-	-

Proved undeveloped reserves, September 30, 2005	272,262	-

(c)

Nettie Gardner Lease Property, McCulloch County, Texas

At September 30, 2005, the estimated oil and gas reserves presented for the Nettie Gardner Lease Property were derived from a report dated September 1, 2005 prepared by Gleason Engineering, an independent engineering firm located in Arlington, Texas.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped) are as follows:

	Crude Oil (Gross BBL)	Natural Gas (Gross mcf)

Proved undeveloped reserves, March 31, 2005	-	-
100% working interest in reserves	15,392	26,646
Production	-	-

Proved undeveloped reserves, September 30, 2005	15,392	26,646

(iv)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited)

(a)

Acadia North Property, Alberta, Canada

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at September 30, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 10,900,000

Future cash outflows:
Development costs	185,833
Production costs	5,283,334

Future net cash flows	5,430,833

Adjustment to discount future annual cash flows at 10%	920,833

Standardized measure of discounted future cash flows, before tax	$ 4,510,000

(b)

Hawkeye Lease Property, Eastland County, Texas

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves. Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at September 30, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 8,228,660

Future cash outflows:
Development costs	579,621
Production costs	2,741,598

Future net cash flows	$ 4,907,441

Adjustment to discount future annual cash flows at 10%	1,880,183

Standardized measure of discounted future cash flows, before tax	$ 3,027,258

(iv)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited)

(c)

Nettie Gardner Lease Property, McCulloch County, Texas

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at September 30, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 2,175,084

Future cash outflows:
Development costs	160,258
Production costs	600,900

Future net cash flows	1,413,926

Adjustment to discount future annual cash flows at 10%	472,141

Standardized measure of discounted future cash flows, before tax	$ 941,785

7.

EQUIPMENT

			30Sep05	31Mar05
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$ 10,000	$ 4,070	$ 5,930	$ 7,000
Service rig	65,000	-	65,000	-

	$ 75,000	$ 4,070	$ 70,930	$ 7,000

8.

CONVERTIBLE NOTES PAYABLE

There are three convertible notes payable at September 30, 2005 that are dated June 1, 2002 totalling $30,000 with interest at 2% per month compounded semi-annually which were due and payable on May 31, 2003.  The principal and interest is convertible into common shares at a conversion price of $0.01 per share, at the option of the lender, with the conversion price of $0.01. Interest of $34,050 has been accrued to date. The lenders have exercised their conversion right on these notes and received 6,276,800 common shares of the Company on October 4, 2005 (see Note 19).

On May 23, 2005, the Company closed a $750,000 financing for net proceeds of $647,423 by issuing twelve-month convertible notes with a face value of $787,500, bearing simple interest at 10% annually, payable upon conversion of the notes, quarterly commencing July 1, 2005,and on the maturity date of May 23, 2006.  The note holders have the right to convert the principal plus accrued interest into the Company’s common stock at a price equal to the lesser of $0.30 or seventy percent of the average of the three lowest closing bid prices for the 30 days preceding a conversion.  The conversion price is subject to adjustment in the event shares are issued for consideration less than the exercise price, or certain other corporate events.  The notes can be redeemed by the Company, subject to certain conditions, by payment of 150% of the principal and accrued interest.  The investors and the placement agent received four separate classes of warrants in connection with the convertible notes:

-

Series A warrants allow the holders to purchase up to 6,026,630 common shares for a period of 15 months at a price of $0.25 per share, and in the case of the placement agent a  “cashless exercise” provision to purchase up to 602,663 Series A warrants for a period of two years at $0.25.

-

Series B warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.1503 per share, and in the case of the placement agent a  “cashless exercise” provision to purchase up to 602,663 Series B warrants for a period of two years at $0.1503.

-

Series C warrants allow the holders to purchase up to 6,026,630 common shares for a period of  60 months at a price of $0.6533 per share, and in the case of the placement agent a  “cashless exercise” provision to purchase up to 602,663 Series C warrants for a period of two years at $0.6533

-

Placement agent warrants allow the placement agent to purchase up to 602,663 common shares at a price of $0.30 per share with a “cashless exercise” provision for a period of twelve months.

In addition to the convertible notes and warrants, the Company also executed a guaranty agreement and two security agreements.

At September 30, 2005, the holders of the convertible notes issued on May 23, 2005 converted the notes plus the accrued interest into 7,447,187 common shares of the Company (see Notes 12 and 19).

9.

LOANS PAYABLE

There is a loan payable for $53,397 (March 31, 2005 - $51,392) including interest. The amount is unsecured with interest at 8% per annum and was due on May 24, 2005.

There is a loan payable for $80,630 (March 31, 2005 - $Nil) including interest.  The amount is unsecured with interest at 10% per annum due on October 28, 2005.

A loan facility has been provided to the Company totalling $965,500.  At September 30, 2005, $498,333 had been drawn down with a total of $501,553 (March 31, 2005 - $Nil) owing including interest.  The amount is unsecured with interest at 10% per annum and due on October 31, 2005.  As further consideration for providing this loan facility, the lender also received 2,000,000 restricted common shares of the Company, plus a 5% carried interest in the Acadia North property, a 5% carried interest in the Empress property, and a 5% carried interest in the Hawkeye property.

A loan facility of $100,000 has been provided with $95,590 (March 31, 2005 - $95,590) advanced to the Company as at September 30, 2005 with a total of $109,376 (March 31, 2005 - $105,542) owing including interest.  The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.  To date no interest has been paid on the loan. The principal and interest is convertible into common shares of the Company at $0.05 per share at the option of the lender.

10.

PREFERRED SHARES

The Company is authorized to issue up to 50,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights. No preferred shares were issued as of September 30, 2005.

11.

COMMON SHARES

The Company is authorized to issue up to 450,000,000 common shares with a par value of $0.001 per share.

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

On December 1, 2004, the Company issued 5,000,000 shares to the President and the Chief Financial Officer under their employment agreements, for which $250,000 has been recorded as stock based compensation.  Pursuant to these agreements, an additional 500,000 shares were to have been issued in February 2005, and the cost of $12,500 is included in accrued liabilities at September 30, 2005.

On March 1, 2005, the Company issued 192,300 shares for cash proceeds of $50,000.

During the year ended March 31, 2005, the Company issued a total of 6,161,540 shares to consultants for services totalling $346,714.  The Company has committed to the issuance of an additional 150,000 shares to consultants, and the cost of $7,500 is included in accrued liabilities at September 30, 2005.

On April 21, 2005, the Company issued 9,225,252 restricted common shares in consideration of the retirement of $463,773 in debt.

On August 5, 2005, the Company issued 1,500,000 common shares for the acquisition of Wallstin Petroluem LLC

On August 5, 2005, the Company issued 100,000 common shares to an arm’s length party in lieu of a fees.

On August 15, 2005, the Company issued a total of 1,274,430 common shares upon the exercise of placement agents warrants issued in conjunction with the convertible notes issued on May 23, 2005 (see Notes 8 and 12)

On September 6, 2005, the Company issued 2,000,000 common shares to a lender for providing a loan facility to the Company (see Note 9).

During the period ended September 30, 2005, the Company issued 7,447,187 common shares upon the conversion of the convertible notes plus accrued interest issued on May 23, 2005 (see Note 8).

During the period ended September 30, 2005, the Company issued 2,708,877 common shares upon the exercise of warrants attached to the convertible notes issued on May 23, 2005 (see Notes 8 and 12).

During the period ended September 30, 2005, the Company issued a total of 2,476,057 common shares to consultants for services totalling $876,053.

12.

WARRANTS AND OPTIONS

No options were issued and outstanding at September 30, 2005.

The following warrants were issued and outstanding at September 30, 2005 in connection with the convertible notes issued on May 23, 2005:

	Placement Agent Warrants	Class A Warrants	Class B Warrants	Class C Warrants

Issued	602,663	6,629,293	6,629,293	6,629,293
Exercised	(602,663)	(2,611,540)	(3,609,544)	-

Outstanding	-	4,017,753	3,019,749	6,629,293

-

Class A warrants allow the holders to purchase up to 6,026,630 common shares for a period of 15 months at a price of $0.25 per share and in the case of the placement agent Class A warrants to purchase up to 602,663 common shares for a period of 2 years at $0.25 with a  “cashless exercise” provision.  At September 30, 2005, all the Class A placement agent warrants were exercised (see Notes 8 and 19).

-

Class B warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.1503 per share and in the case of the placement agent Class B warrants to purchase up to 602,663 common shares for a period of 2 years at $0.1503 with a  “cashless exercise” provision.  At September 30, 2005, all the Class B placement agent warrants were exercised (see Notes 8 and 19).

-

Class C warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.6533 per share and in the case of the placement agent Class C warrants to purchase up to 602,663 common shares for a period of 2 years at $0.6533 with a  “cashless exercise” provision (see Note 8).

-

Placement agent warrants allow the placement agent to purchase up to 602,663 common shares for a period of 12 months at price of $0.30 per share with a “cashless exercise” provision. At September 30, 2005, all the placement agent warrants were exercised (see Notes 8 and 19)

13.

RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005, the Company entered into the following transactions with related parties:

(i)

paid or accrued management fees of $69,075 (September 30, 2004 - $109,966) to companies related to the former Chief Executive Officer and the current Chief Executive Officer;

(ii)

paid or accrued rent of $21,400 (September 30, 2004 - $Nil) to  a company related to the Chief Executive Officer; and

(ii)

at September 30, 2005; $224,814 (March 31, 2005 - $144,742) included in accounts payable was owed to companies controlled by the former Chief Executive Officer and the current Chief Executive Officer.

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

At September 30, 2005, the Company has the following financial assets and liabilities in Canadian dollars:

Accounts payable

$   131,552

Loan payable

$   100,000

At September 30, 2005, the Canadian dollar amounts were converted at a rate of $0.80 US dollars to $1.00 Canadian dollar.

16.

SEGMENTED INFORMATION

During the period ended September 30, 2005, the Company’s operating activity was performed in the United States and Canada.  Geographical segments are presented as follows:

	U.S.	Canada	Total
Revenue	$ -	$ -	$ -
Administrative expenses	725,943	1,220,692	1,946,635
Income/(loss) for the period	$ (725,943)	$ (1,220,692)	$ (1,946,635)
Identifiable assets	$ 274,201	$ 1,218,777	$ 1,492,978

17.

INCOME TAXES

At September 30, 2005, the Company had cumulative net operating losses of approximately $4,300,000 that may be offset against operating income in future years.  No provision for taxes or tax benefits has been reported in these interim consolidated financial statements as there is not a measurable means of assessing future profits or losses.

18.

COMMITMENTS

The Company has signed compensation agreements with companies related to the former Chief Executive Officer and the current Chief Executive Officer.  The compensation agreement with a company related to the former Chief Executive Officer was terminated on June 30, 2005 upon the resignation as the Chief Executive Officer.

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

The Company has also signed consulting agreements with a number of parties.  Under these agreements the Company is obligated to issue 700,000 restricted common shares of which none were issued as at September 30, 2005.  The consultants had earned 150,000 shares and the cost of these shares were accrued at March 31, 2005.

19.

SUBSEQUENT EVENTS

On October 3, 2005, the Company closed an $8,000,000 private placement of Series B convertible debentures that mature 24 months from the date of issuance, pay 10% interest on an annual basis, and are convertible, at the option of the holder, into common stock at $0.40 per share.

On October 3, 2005, the Company issued 608,877 common shares upon the exercise of 608,877 Class A warrants for total proceeds of $152,219 (see Notes 8 and 12).

On October 4, 2005, the Company issued 6,276,800 common shares for the convertible note issued June 1, 2002 (see Note 8).

On October 5, 2005, the Company issued 1,205,326 common shares upon the exercise of 1,205,326 Class B warrants for total proceeds of $181,160 (see Notes 8 and 12).

On October 10, 2005, the Company issued 998,004 common shares upon the exercise of 998,004 Class B warrants for total proceeds of $150,000 (see Notes 8 and 12).

On October 11, 2005, the Company issued 700,000 common shares upon the exercise of 700,000 Class A warrants for total proceeds of $175,000 (see Notes 8 and 12).

On October 13, 2005, the Company issued 400,000 common shares for legal services.

On October 25, 2005, the Company issued 1,006,863 common shares upon the exercise of 1,006,863 Class B warrants for total proceeds of $151,332 (see Notes 8 and 12).

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERTIONS

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

OVERVIEW AND PLAN OF OPERATIONS

Quest Oil Corporation (“QOIL” or the “Company”) is in the business of acquiring and participating in development stage oil and gas properties around the globe.  The Company was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Houston, Texas.

These interim consolidated financial statements include all activity of the Company and its wholly owned subsidiaries: Quest Canada Corporation; Wallstin Petroleum LLC; and Petrostar Oil Services Inc. Quest Canada Corporation was created for the purpose of holding Alberta oil and gas property acquisitions.  Wallstin Petroleum LLC was acquired for their management expertise and contacts in Texas.  Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

We currently hold interests in four oil and gas properties: the Acadia North and Empress properties in Alberta, Canada; and the Hawkeye and Nettie Gardner lease properties in Texas.

For the quarter ending September 30, 2005, we embarked on a program whereby we more than tripled our acreage position through acquisitions and purchases of additional leases and crown land sales.

Mergers, acquisitions, and farm-ins have added approximately 10 billion cubic feet of gas in proved, probable, and possible gas reserves now totaling over 20 BCF for the Acadia Project alone.  In addition, approximately three hundred and fifty thousand barrels of oil reserves have been added to our reserve portfolio based on third party engineering reports.  We have successfully brought Acadia North well “10-22” on-line effective October 15, 2005, producing an average of 1.89 MMCFD for a total of 56.7 MMCF of gas in our first 30 days of production. With gas prices hovering at near record levels we project well “10-22” alone will be able to contribute an approximate $1.25 million net cash-flow for the Company’s third quarter and more than double that by the forth quarter of fiscal 2005.

The oil reserves are held with our Hawkeye and Nettie Gardner leases located in Eastland and McCulloch counties respectively, in Central Texas. These properties were acquired not for their existing production in the Shallow Adams Branch Limestone but their upside potential in the deeper reservoirs, including the Caddo Limestone, Marble Falls Limestone, Ellenberger, and the Barnett Shale. All surrounding leased lands are productive in the immediate area. A discovery in deeper zones in either of these reservoirs could increase our reserve base by over twenty-fold.  Both the Hawkeye and Nettie Gardner leases are mature and have established infrastructure consisting of over 100 well heads with oil and gas behind pipe.  These properties provide a substantial cash flow opportunity.  Gleason Engineering reports Hawkeye cashflow from half of the 97 wells to be over $2.8 million and Nettie Gardner to contribute an early cash flow of nearly $0.94 million.

Our philosophy in regards to acquisition of any properties, joint-venture deals or farm-ins is to operate the properties ourselves. We believe that by operating, we can effectively implement our business model and control the direction we want to take the company. As part of that philosophy, we do not believe in turning or flipping our properties. Any thing we acquire we intend to develop and make it an essential element in our growth strategy. We mainly concentrate on properties that are undervalued based on inadequate technical evaluations by previous operators and less on properties that have reached their full production potential and are on steep decline.

In our second fiscal quarter of 2005 we were actively drilling both of our Canadian projects Acadia North and Empress and incurred capital expenditures of $1,001,017 in the development of these leases.  The Texas properties acquired in July and August were assessed for drilling targets and a planned work over strategy and have incurred capital expenditures of $187,414.  Today, revenues are being realized on both the Acadia North and Hawkeye fields.

Our financial results depend on a number of factors with the biggest factor being commodity prices. Commodity prices are largely out of our control and are anticipated to remain volatile for the foreseeable future. Natural gas prices in particular have been particularly volatile the past four years and are anticipated to be so during the next four or five years. Other factors such as pipeline availability, changes in market demand, weather, capacity constraints, and inventory storage levels can affect deliverability.

This instability of prices has led us to formulate plans to periodically enter into price-risk-management scenarios. These scenarios will include futures, options, swaps and collars on some portion of our production; we believe these scenarios will help us, in the near future, reduce our exposure to price fluctuations.

We will continue to invest a substantial portion of our operating cash flows into acquiring producing/infill drilling opportunities and the acquisition of 3D seismic data to thoroughly evaluate these opportunities.

EXPLORATION ACTIVITIES DURING THE SECOND QUARTER

Acadia North Project, Alberta

Prior to January, 2005, Vega Resources, Ltd. obtained a 100% working interest in what we refer to as our Acadia North Project.  On January 28, 2005, our wholly owned subsidiary, Quest Canada Corp, entered into an agreement with Vega Resources, Ltd. whereby we acquired the 100% working interest in the Acadia North Project from Vega Resources, Ltd.  Vega Resources, Ltd. retained a 3% Gross over-riding royalty on the project.

The Acadia North properties consist of Crown oil and gas rights in Eastern Alberta approximately 160 miles east of Calgary. These lands were acquired as a result of a farm-in agreement. Two wells were drilled in the second quarter.  The objective reservoir was the Viking sandstone. Both wells encountered gas in the Viking zone, with 10-22 deemed immediately commercially viable and was brought on line October 15, 2005.  Gas well 12-34 is presently shut-in and waiting for service rig availability to complete

The project consists of a “farm-in” on two sections, North and South, of oil and gas rights.  The land is underlain by a Viking sandstone reservoir that contains approximately 10 billion cubic feet of natural gas, or “BCF.”  Past production to date has been just over 1 BCF and an independent reserve and economic evaluation report prepared by Chapman Petroleum Engineering Ltd., for Vega Resources Ltd. dated September 1, 2005, estimates over 3 BCF of proved and probable gas underling the two sections using a 40% recovery factor.  included in that amount is 1.1 BCF of probable reserves which are reserves that can be estimated with a high degree of certainty to be recoverable.

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

A gas line owned by AltaGas Ltd. runs through both sections of the project and connects to its processing plant.  AltaGas Ltd. is a commercial gas carrier and processor.  Acadia North gas well 11-22 pup-line of approximately 150 metres was commissioned to tie-in to an AltaGas Ltd. collection line and was completed and tested, and production flow started October 15, 2005.

Based upon our discussions with AltaGas Ltd., we estimate that the cost to gather, process and deliver to market is approximately 50 cents per mcf.

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

On September 7, 2005 we submitted a successful closed bid in to the Province of Alberta land sale for Section 23, Twp 25 Rge 2 W4M.

On November 16, 2005 the Company was successful in our bid for Section 11, Twp 26 Rge 2 W4M and Section 12, Twp 26 Rge 2 W4M.  The Acadia North project now consists of five sections for a total 3,200 acres.

This increase in activity in the Canadian sector reflects our continuing commitment to expand our base of operations in Canada. We are aggressively pursuing other Canadian opportunities.

Empress Prospect, Alberta

Our Empress leases consist of approximately four sections of Crown P&NG rights in Eastern Alberta approximately 160 miles due east of Calgary. This prospect is a combination oil and gas play with prospective reservoirs at several levels. Gas wells in the area have produced at rates up to three million cubic feet a day at the Viking sandstone level. One well was drilled at the end of the third quarter. Testing of three oil and gas bearing zones has been completed and results are currently being processed to determine commercial viability and production levels.  Results are expected in the third quarter.

Hawkeye Property, Eastland County, Texas

During the second quarter, Wallstin Petroleum, LLC (“Wallstin”)  was formally acquired by Quest, effective August 8, 2005.  Wallstin brought with it a high quality management team with extensive industry experience in junior development plays and recognizing undervalued opportunities.  Wallstin’s relationships with leaseholders was instrumental in Quest acquiring leases located in Eastland County, Texas and McCulloch County, Texas.

The Eastland County, Texas leases (“Hawkeye”) consist of 4 oil leases totaling 483 acres, more or less, with 95 existing wells.  We own 100% of the working interest with an average 70% net revenue interest in the leases.  Production on the Hawkeye occurs from the shallow Adams Branch Limestone in the Canyon Group at a depth of approximately 1,100 feet. Further analysis of the Hawkeye revealed of the 95 existing wells there are approximately 73 are open, to be able to place on production.  After the initial flush production, the estimated daily production per well on average is 8 barrels of oil per day.  The low initial capital expenditure for the work to be done on each well to place into production make the leases a very attractive investment for us.  We plan to have most of the wells in production in the third quarter of 2005.

On November 16, 2005 we announced the signing of a Memorandum of Understanding with Stellex, a sole proprietorship owned and operated by Hadley Scott, to purchase an additional 1,070 acres consisting of 7 leases, 91 wells of which 69 are known producers, 16 injection wells, and 8 water supply wells for $280,000.  At the time of the MOU, Stellex had 8 producing wells averaging 5 barrels of oil per day per well.

Nettie Gardner Property, McCulloch County, Texas

The McCulloch County, Texas lease (“Gardner”) consists of 116 acres, more or less, with 2 existing wells—one  gas and one oil.  We have a 100% working interest and a 70% net revenue interest in the Gardner leases.  Production on the Gardner occurs from the Jennings gas sand and the Gardner oil sand at a total depth of 1,050 feet.  We have been in discussions with drilling contractors to enter into a drilling contract for the Gardner drilling.  Five new wells are proposed on the Gardner lease, consisting of two gas wells and three oil wells.  A work over project is planned for the existing gas well, the Gardner No. 1 well.  The neutron-density log for that well indicates that the Gardner sand just below the Jennings sand contains gas and has not been perforated.  After the drilling and completion of the gas wells are completed we will place a dehydrator on the lease and establish gas production to the main gas line.

OTHER ACTIVITIES DURING THE SECOND QUARTER

In September 2005, we formed a drilling services company, Petrostar Oil Services, Inc. (“Petrostar”) a wholly owned subsidiary of Quest. In September 2005, Petrostar purchased a service rig.  This newly formed company will be our oil and gas service division to conduct the workover operations on the Hawkeye and Gardner leases.  The service rig is on the Hawkeye location ready to conduct workover operations.  In addition, Petrostar will generate revenues by conducting workover operations for third party companies when not operating on our leases.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

We were originally incorporated in the State of Nevada on January 19, 1999 under the name of Luna Technologies, Inc.  We have changed our name several times as follows:  Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004).  In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects in Alberta.  In August 2005, we acquired Wallstin Petroleum LLC for their management expertise and contacts in Texas.  Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

RESULTS OF OPERATIONS

For the six months ended September 30, 2005, we had a net loss of $1,903,025 compared to a net loss of $436,186 for the six months ended September 30, 2004.  This increase in expenses is a result of the increase in business activities since we commenced oil and gas operations in October of 2004.  Cumulative from October 1, 2004 to September 30, 2005, we had a net loss of $2,464,455.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005 we had cash of $226,198 compared to $3,197 at March 31, 2005.  We had a working capital deficiency of $985,778 as at September 30, 2005 compared to a working capital deficiency of $835,650 at March 31, 2005.

On October 4, 2005 we announced the closing of an $8 million private placement Series “B” convertible debenture bearing a 10% per annum interest rate and convertible into Quest Oil Corporation common stock at $0.40 per common share.  The debenture is released in two traunches of which $6 million was received at closing and the balance of $2 million will be released to the Company upon the successful effectiveness of a registration statement.

The Debentures contain an amortization schedule such that Quest will be required to make payments on the Debentures, equal to 1/20th of the face value of the Debenture, plus accrued interest, beginning on the fifth (5th) month after the date of issuance. As mentioned above, interest and principal payments may be paid in cash or registered common stock. If Quest elects to make a payment in registered common stock, the payment amount will be made in common stock based on a price equal to 90% of the average of the closing prices for Quest's common stock for the ten (10) days before a payment is due (the ``Market Price''). If Quest provides notice that it intends to make an interest and principal payment in cash, the Debenture holders will be forced to accept cash and surrender the redeemed portion of the respective Debenture or convert that portion of the Debenture (including interest) into common stock at the Market Price.

The Debenture holders shall be issued three (3) separate warrants. The Series A Warrants give the holder the right to purchase, for two years, 100% of Quest common shares underlying the Debenture at $0.80 per share. The Series B Warrants give the holder the right to purchase, for two years from the effective date of a registration statement, a number of Quest common shares equal to 50% of the number of common shares underlying the debenture, at $0.46 per share. The Series C Warrants have a 7-year term and an exercise price of $0.56 per share, but may only be exercised by a Debenture holder who has exercised an equal number of Series B Warrants.

Quest has the right to force the Series A warrant holders to exercise their warrants if Quest's stock price exceeds $1.60 per share. Quest has the right to force the Series B warrant holders to exercise their warrants if Quest's stock price exceeds $.56 per share. The Debenture holders also are restricted or gated in terms of the number of shares underlying the Debenture that they may convert.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this quarterly report.  We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us, anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $1,903,025 for the period ended September 30, 2005, and has negative working capital. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Service rig

20%

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

EMPLOYEES

We current have nine employees among the parent and all subsidiary companies.  As the Company hires personnel, its employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  The Company’s policy will be to recognize the cost of compensated absences when actually paid to employees.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We currently are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our second quarter ended September 30, 2005.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our second quarter ended September 30, 2005.

ITEM 5.

OTHER INFORMATION

Executive Officer and Directors

At November 18, 2005, our executive officers and directors, the positions held by them, and their ages are as follows:

Name

Age

Position

Cameron King

43

Director, President, and Chief Executive Officer

Joseph F. Wallen

49

Director and Chief Financial Officer

William Huntington Stinson

53

Chief Operating Officer

Douglas Blackman

55

Director and Secretary

Douglas Brown

53

Director

Dr. Jim Irwin

46

Director

Cameron King, MBA

Director, President, and CEO

Mr. King is our President and CEO and one of our Directors.   Mr. King obtained his MBA from the University of Michigan and is a graduate of McMaster University, located in Hamilton, Ontario.  He has over 20 years of senior management experience developing expertise in capital markets, sales, marketing and public relations.  Mr. King has served as member of the Corporate Banking team with the Bank of Nova Scotia in Toronto, Canada.  Since 1995, Mr. King has operated a successful private venture focusing on incubating, structuring, and listing companies.

Joseph F. Wallen

Director and Chief Financial Officer

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

Douglas Blackman

Director and Secretary

Douglas Blackman, BA, LLB graduated from Trent University, Peterborough, Ontario in 1972 and from law school, the University of Ottawa in 1975.  He went to Calgary in 1975 and began his career in the oil and gas industry and in 1977 working for BP Exploration Canada and Suncor Inc. for a twelve year tenure specializing in the land sales and contracts in their legal departments.

Douglas Brown

Director

Mr. Brown is a graduate of the University of Edinburgh.  He currently sits on the board of directors of Inyx Inc., a successful pharmaceutical company, and also has a board seat with LIM Asia Arbitrage Fund, which has been noted as one of the oldest and largest hedge funds in Asia.  Mr.Brown is a principal of Grasmere Limited, a privately held investment advisory company which specializes in the distribution of hedge funds and corporate finance.

Dr. Jim Irwin

Director

Dr. Jim Irwin is one of our directors and brings over 25 years of instructional, research and field experience to our team.  Dr. Irwin obtained his B.Sc. in geology from McGill University, Montreal, in 1980 and Ph.D. in geology from the University of California, Berkeley, in 1986.  Between 1986 and 1992 he was a Research Fellow in the Department of Physics at Berkeley developing techniques for the study of fluid inclusions in minerals associated with ore deposits and other geologic settings.   From 1992 to 1994 Dr. Irwin was a Project Scientist at Scripps Institution of Oceanography in San Diego.  Dr. Irwin has since been active as a consultant and director of various companies involved in mineral and resource exploration globally.

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

3(i).3

Certificate of Amendment to the Articles of Incorporation (Attached as an exhibit to Information Statement on Schedule 14C filed with the SEC on September 6, 2005 and incorporated herein by reference).

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

10.4

August 5, 2005, Membership Interest Exchange Agreement with Wallstin Petroleum, LLC. (Attached as an Exhibit to our Current Report of Form 8-K filed on August 15, 2005).

10.5

Operator Agreement dated August 12, 2005 by and between Quest Canada Corp. and TransAction Oil & Gas Ventures, Inc. (Attached as an Exhibit to our Current Report of Form 8-K filed on August 25, 2005).

10.6

Farmout and Option Agreement dated January 21, 2005 by and between Vega Resources, Ltd., Hanna Oil and Gas Company - Canada, Inc., Firefly Resources, Ltd. and Moraine Resources, Ltd. (Attached as an Exhibit to our Current Report of Form 8-K filed on August 25, 2005).

10.7

Participation Agreement dated August 13, 2005 by and between Quest Canada Corp. and Vega Resources, Ltd.  (Attached as an Exhibit to our Current Report of Form 8-K filed on August 25, 2005).

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

By:    “Cameron King

Cameron King

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

“Cameron King”

__________________________________

Cameron King

President, Chief Executive Officer, Director

November 18, 2005

“Joseph Wallen”

__________________________________

Joseph Wallen

Chief Financial Officer, Director

November 18, 2005