Form 10QSB
period 2005-12-31
QUEST OIL CORP
filed 2006-02-21
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

67,753,433 common shares outstanding, $0.001 par value, at February 20, 2006

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.

FINANCIAL STATEMENTS

Our unaudited interim consolidated financial statements for the nine months ended December 31, 2005, as set forth below, are included with this Quarterly Report on Form 10-QSB:

Auditor’s Review Letter

Interim Consolidated Balance Sheet as at December 31, 2005 and March 31, 2005

Interim Consolidated Statement of Operations for the period ended December 31, 2005

Interim Consolidated Statement of Stockholders’ Deficit at December 31, 2005

Interim Consolidated Cash Flow Statement for the period ended December 31, 2005

Notes to Interim Consolidated Financial Statements

QUEST OIL CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS AT DECEMBER 31, 2005

(Prepared by Management)

------INDEX------

Auditor Review Letter

Interim Consolidated Balance Sheet

Interim Consolidated Statement of Operations

Interim Consolidated Statement of Stockholders’ Deficit

Interim Consolidated Cash Flow Statement

Notes to Interim Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheet of Quest Oil Corporation (formerly GameState Entertainment, Inc.) as of December 31, 2005 and the related consolidated statement of operations for the three and nine-month periods ended December 31, 2005 and the consolidated statement of cash flows for the three and nine-month periods ended December 31, 2005. These financial statements are the responsibility of the Company's management.

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

Note 2 of the Company's audited consolidated financial statements as of March 31, 2005, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at March 31, 2005. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of December 31, 2005, and for the nine-months then ended, the Company has continued to suffer recurring losses from operations. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully Submitted,

“MacKay LLP”

Chartered Accountants

Vancouver, British Columbia, Canada

February 21, 2006

QUEST OIL CORPORATION

INTERIM CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2005 WITH AUDITED FIGURES AT MARCH 31, 2005

(Prepared by Management)

(Stated in US Dollars)

	(Unaudited) 31Dec05	(Audited) 31Mar05
ASSETS		
CURRENT ASSETS		
Cash	$ 3,874,309	$ 3,197
Accounts receivable	442,162	5,000
Prepaid expenses and deposits	10,988	1,400
Current portion of deferred financing costs (Note 9)	422,999	-
	4,750,458	9,597
OIL AND GAS PROPERTIES (Notes 4(ii) and 6)	2,386,957	23,271
EQUIPMENT (Notes 4(iii) and 7)		
Computer equipment	26,214	10,000
Furniture and equipment	77,860	-
Well service equipment	65,000	-
Less: accumulated amortization	12,099	3,000
	156,975	7,000
DEFERRED FINANCING COSTS (Notes 4(xiii) and 9)	317,248	-
Total Assets	$ 7,611,638	$ 39,868
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable	$ 623,726	$ 222,087
Accrued expenses	46,500	56,500
Convertible notes payable	-	55,479
Loans payable (Note 8)	165,709	511,181
Interest on senior secured convertible notes payable (Note 9)	150,000	-
	985,935	845,247
LONG TERM		
Senior secured convertible notes payable (Note 9)	750,000	-
Loan payable	-	105,542
	750,000	105,542
Total Liabilities	1,735,935	950,789
STOCKHOLDERS' DEFICIT		
Preferred shares, 50,000,000 shares authorized, $0.001 par value; no shares issued and outstanding (Note 10)	-	-
Common shares, 450,000,000 shares authorized, $0.001 par value; 66,653,433 and 27,855,760 shares issued and outstanding respectively (Note 11)	66,652	27,855
Additional paid-in capital	11,503,428	1,471,413
Accumulated deficit	(5,694,377)	(2,410,189)
Total Stockholders' Deficit	5,875,703	(910,921)
Total Liabilities and Stockholders' Deficit	$ 7,611,638	$ 39,868

Going concern (Note 2)
Commitments (Note 18)
Subsequent events (Note 19)

Approved by the Directors:

"Cameron King"

"Joseph Wallen"

The accompanying notes are an integral part of these financial statements.

(Prepared by Management)

(Stated in US Dollars)

	(Unaudited) Cumulative from inception of oil and gas operations 01Oct04 - 31Dec05	(Unaudited) Three Months Ended 31Dec05	(Unaudited) Three Months Ended 31Dec04	(Unaudited) Nine Months Ended 31Dec05	(Unaudited) Nine Months Ended 31Dec04
SALES	$ 1,126,859	$ 1,126,859	$ -	$ 1,126,859	$ -
PRODUCTION EXPENSES	735,131	735,131	-	735,131	-
	391,728	391,728	-	391,728	-
GENERAL AND ADMINISTRATIVE EXPENSES					
Advertising and promotion	45,371	29,591	7,465	45,371	7,465
Amortization	13,599	11,029	750	12,099	2,250
Auditing and accounting	37,066	9,965	3,818	22,054	6,492
Bad debt	5,000	-	-	5,000	-
Bank charges	9,284	(39,747)	9,783	1,549	32,258
Consulting	1,380,299	249,830	75,461	1,230,005	309,903
Due diligence	19,392	-	-	-	-
Financing fees	445,308	(148,340)	-	445,308	-
Foreign exchange loss	-	-	3,520	-	3,520
Interest	1,006,075	1,006,075	-	1,006,075	-
Investor relations activities	57,363	3,000	655	51,641	1,639
Legal	43,615	13,068	830	39,986	54,959
Management fees	838,609	412,000	25,034	481,075	135,000
Meals and entertainment	26,574	15,982	-	23,760	-
Office supplies and stationery	101,930	62,881	(1,683)	101,489	3,392
Regulatory fees	24,340	13,321	4,028	17,350	5,573
Rent	73,830	31,827	8,054	53,227	10,108
Salaries and benefits	40,450	35,814	-	40,450	-
Shareholder services	36,178	10,443	3,727	31,783	4,657
Stock based compensation	-	-	500,000	-	500,000
Telephone	8,344	4,014	-	4,040	-
Travel	133,442	66,859	13,169	111,437	14,958
	4,346,069	1,787,612	654,611	3,723,699	1,092,174
OTHER REVENUES					
Gain on foreign exchange	43,078	14,676	-	47,738	-
Forgiveness of debt	64,659	-	64,659	-	66,036
Interest	986	45	-	45	-
	108,723	14,721	64,659	47,783	66,036
NET LOSS FOR THE PERIOD	$ (3,845,618)	$ (1,381,163)	$ (589,952)	$ (3,284,188)	$ (1,026,138)
NET LOSS PER COMMON SHARE (Note 4(iv))		$ (0.02)	$ (0.03)	$ (0.07)	$ (0.05)
WEIGHTED AVERAGE NUMBER OF BASIC AND DILUTED COMMON SHARES OUTSTANDING		65,467,812	23,303,587	48,667,872	19,628,031

(Prepared by Management)

(Stated in US Dollars)

	(Unaudited) Common Shares Number of Shares	(Unaudited) Common Shares Amount	(Unaudited) Additional Paid-In Capital	(Unaudited) Accumulated Deficit	(Unaudited) Total Stockholders' Equity/(Deficit)
Balance, March 31, 2001	161,920	$ 162	$ 442,393	$ (759,459)	$ (316,904)
Net loss for the year ended March 31, 2002	-	-	-	(71,389)	(71,389)
Balance, March 31, 2002	161,920	162	442,393	(830,848)	(388,293)
Issuance of common shares in exchange for debt at $0.005 per share	500,000	500	124,500	-	125,000
Net loss for the year ended March 31, 2003	-	-	-	(156,170)	(156,170)
Balance, March 31, 2003	661,920	662	566,893	(987,018)	(419,463)
Issuance of common shares in exchange for debt at $0.005 per share	15,000,000	15,000	60,000	-	75,000
Issuance of common shares in exchange for assets $0.25 per share	800,000	800	199,200	-	200,000
Net loss for the year ended March 31, 2004	-	-	-	(425,555)	(425,555)
Balance, March 31, 2004	16,461,920	16,462	826,093	(1,412,573)	(570,018)
Issuance of common shares in exchange for debt at $0.25 per share	40,000	40	9,960	-	10,000
Issuance of common shares in exchange for legal, management, and consulting fees	11,161,540	11,161	585,552	-	596,713
Issuance of common shares for cash	192,300	192	49,808	-	50,000
Net loss for year ended March 31, 2005	-	-	-	(997,616)	(997,616)
Balance, March 31, 2005	27,855,760	27,855	1,471,413	(2,410,189)	(910,921)
Issuance of common shares in exchange for debt at $0.05 per share	9,225,252	9,225	454,548	-	463,773
Issuance of common shares in exchange for legal, consulting, and financing fees	5,096,057	5,096	1,183,957	-	1,189,053
Issuance of common shares on conversion of convertible notes with interest	13,723,987	13,724	855,115	-	868,839
Issuance of common shares for acquisition of Wallstin Petroleum LLC at $0.05 per share	1,500,000	1,500	73,500	-	75,000
Issuance of common shares in exchange for warrants exercised	9,252,377	9,252	1,464,895	-	1,474,147
Warrants issued in exchange for providing financing to the Company	-	-	6,000,000	-	6,000,000
Net loss for the period ended December 31, 2005	-	-	-	(3,284,188)	(3,284,188)
Balance, December 31, 2005	66,653,433	$ 66,652	$ 11,503,428	$ (5,694,377)	$ 5,875,703

The accompanying notes are an integral part of these financial statements.

(Prepared by Management)

(Stated in US Dollars)

	(Unaudited) Cumulative from inception of oil and gas operations 01Oct04 - 31Dec05	(Unaudited) Three Months Ended 31Dec05	(Unaudited) Three Months Ended 31Dec04	(Unaudited) Nine Months Ended 31Dec05	(Unaudited) Nine Months Ended 31Dec04
OPERATING ACTIVITIES					
Net loss for the period	$ (3,845,618)	$ (1,381,163)	$ (589,952)	$ (3,284,188)	$ (1,026,138)
Add/(deduct) non-cash items					
Amortization and depletion	83,588	81,018	750	82,088	2,250
Bad debt	5,000	-	-	5,000	-
Forgiveness of debt	(64,659)	-	(64,659)	-	(66,036)
Legal,consulting, and financing fees paid with shares	1,551,517	313,000	80,000	1,189,053	314,250
Accrued interest	968,774	968,774	-	968,774	-
Stock based compensation	-	-	500,000	-	500,000
	(1,301,398)	(18,371)	(73,861)	(1,039,273)	(275,674)
Changes in non-cash working capital items					
Accounts receivable	(442,162)	(423,043)	-	(432,140)	-
Prepaid expenses and deposits	(10,988)	19,496	(10,742)	(9,588)	(10,742)
Accounts payable	522,339	217,653	33,008	401,639	105,295
Accrued liabilities	45,150	-	-	(10,000)	(5,150)
Cash provided/(used) by operating activities	(1,187,059)	(204,265)	(51,595)	(1,089,362)	(186,271)
FINANCING ACTIVITIES					
Convertible notes payable, net of finance charges	6,451,369	4,797,482	3,230	6,004,339	13,310
Loans payable	(393,360)	(579,247)	511,995	12,759	535,374
Advances from shareholders	-	-	(443,827)	-	(342,336)
Shares issued for warrants exercised	1,474,147	997,211	-	1,474,147	-
Shares issued for cash	50,000	-	-	-	-
Cash provided/(used) by financing activities	7,582,156	5,215,446	71,398	7,491,245	206,348
INVESTING ACTIVITIES					
Oil and gas property	(2,358,675)	(1,265,996)	(19,392)	(2,368,697)	(19,392)
Equipment acquired	(162,074)	(97,074)	-	(162,074)	-
Cash provided/(used) by investing activities	(2,520,749)	(1,363,070)	(19,392)	(2,530,771)	(19,392)
CASH INCREASE	3,874,348	3,648,111	411	3,871,112	685
CASH, BEGINNING OF PERIOD	(39)	226,198	(39)	3,197	(313)
CASH, END OF PERIOD	$ 3,874,309	$ 3,874,309	$ 372	$ 3,874,309	$ 372
SUPPLEMENTAL DISCLOSURE:					
Interest paid	$ 37,301	$ 37,301	$ -	$ 37,301	$ -
Income taxes paid	$ -	$ -	$ -	$ -	$ -
NON-CASH ACTIVITIES:					
Issued stock for reduction in debt	$ 463,773	$ -	$ -	$ 463,773	$ 10,000
Issued stock for assets acquired	$ 75,000	$ -	$ -	$ 75,000	$ -
Issued stock for legal, consulting, finders fees	$ 1,551,517	$ 313,000	$ 580,000	$ 1,189,053	$ 814,250
Bad debt expensed	$ 5,000	$ -	$ -	$ 5,000	$ -

The accompanying notes are an integral part of these financial statements.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

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

2.           GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $3,284,188 for the period ended December 31, 2005. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to finance anticipated ongoing expenses and capital requirements with funds generated from cash provided by operating activities; available cash and cash investments; and capital raised through debt and equity offerings.

3.           BASIS OF PRESENTATION

These interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim consolidated financial information and with the instructions to Form 10-KSB and Item 310(b) of Regulation S-B.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for any interim period or the entire year.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended March 31, 2005.  The Company applies the same accounting policies and methods in these interim consolidated financial statements as those in the audited annual consolidated financial statements.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

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

Future site restoration and abandonment costs of the Company’s petroleum and natural gas properties are provided for when a reasonable estimate can be made.  The estimated provision is reduced by expected equipment salvage values at the time of the abandonment. The resulting net estimated provision, if any, is charged against earnings over the remaining life of the Company’s reserves on a unit-of production basis.  Actual expenditures are applied against the accumulated provision account.

 (iii)        Equipment

Equipment is recorded at historical cost.  The declining-balance method is used for the assets at the following annual rates:

Computer equipment

30%

Furniture and equipment

20%

Well service equipment

20%

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

4.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(viii)        Derivative Instruments

At December 31, 2005, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

4.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

(xiii)       Deferred Financing Costs

Deferred financing costs are amortized over the length of the underlying debt.

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

The Interim Consolidated Statement of Operations includes the results of operations of Wallstin Petroleum LLC for the period from August 5, 2005 to December 31, 2005.

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

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

6.           OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION (continued)

(i)           Oil and gas properties (continued)

(a)          Acadia North Property, Alberta, Canada (continued)

On July 20, 2005 well 15-34 was drilled to depth and cased and subsequently, on August 10, 2005 well 10-22 was drilled and cased waiting for flow testing and production economics.  Well 10-22 was classified as a producer and was brought into production on October 15, 2005.

Under the terms of a loan agreement dated September 6, 2005, the Company awarded a 5% carried interest in the Acadia North Property to an arm’s length third party.

(b)          Empress Property, Alberta, Canada

On August 12, 2005 the Company entered into an agreement with Vega Resources Inc., an Alberta company, for a 100% working interest with a variable Gross Over-Riding Royalty based on production on four sections of Crown PNG property.

At present the well is currently shut in and awaiting geophysical review and 3D seismic acquisition. $1,102,762 has been spent on the property to date.

Under the terms of a loan agreement dated September 6, 2005, the Company awarded a 5% carried interest in the Empress Property to an arm’s length third party.

(c)          Hawkeye Lease Property, Eastland County, Texas

On August 5, 2005, the Company concluded the purchase of the Hawkeye Lease for a sum of $90,000 for 100% working interest and a net revenue interest of 78% or a 22% royalty burden.  Exploration and workover expenditures for restoring the 97 oil wells and testing the deeper Barnett Shale play are budgeted for $808,000.

Under the terms of a loan agreement dated September 6, 2005, the Company awarded a 5% carried interest in the Hawkeye Lease Property to an arm’s length third party.

(d)          Nettie Gardner Lease Property, McCulloch County, Texas

On June 29, 2005, the Company purchased the Nettie Gardner Lease for $17,500 for a 100% working interest and a net revenue interest of 80% or a 20% royalty burden.  The lease will require development and workover expenditures of approximately $323,000 for workover of one well and drilling and completion of five new wells.

(e)          Midkiff Lease Property, Eastland County, Texas

On December 1, 2005, the Company purchased the Midkiff leases for $210,000 for a 100% working interest and a net revenue interest of 80% or a 20% royalty burden.  The leases will require workover expenditures of approximately $485,000.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

6.           OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION (continued)

(ii).         Costs incurred in oil and gas property acquisition and exploration

The costs incurred in oil and gas property acquisition and exploration activities at December 31, 2005 are summarized as follows:

	Acadia North	Empress	Hawkeye	Nettie Gardner	Midkiff	Total

Balance, March 31, 2005	$ 23,271	$ -	$ -	$ -	$ -	$ 23,271
Additions during the period:
Acquisition costs	-	-	165,000	17,500	210,000	392,500
Exploration costs	851,054	1,102,762	8,919	8,451	-	1,971,186
Balance,December 31, 2005	$ 874,325	$ 1,102,762	$ 173,919	$ 25,951	$ 210,000	$2,386,957

(iii).         Proved oil and gas reserve quantities (unaudited)

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

(a)          Acadia North Property, Alberta, Canada

At December 31, 2005, the estimated oil and gas reserves presented for the Acadia North Property were derived from a report dated September 1, 2005 prepared by Chapman Petroleum Engineering Ltd., an independent engineering firm located in Calgary, Alberta.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved developed) are as follows:

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

6.           OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION (continued)

(iii)         Proved oil and gas reserve quantities (unaudited) (continued)

(a)          Acadia North Property, Alberta, Canada (continued)

	Crude Oil (Gross MTSB)	Natural Gas (Gross MMscf)

Proved developed reserves, March 31, 2005	-	-
95% working interest in reserves	-	1,766
Production	-	(130)

Proved developed reserves, December 31, 2005	-	1,636

(b)          Hawkeye Lease Property, Eastland County, Texas

At December 31, 2005, the estimated oil and gas reserves presented for the Hawkeye Lease Property were derived from a report dated September 1, 2005 prepared by Gleason Engineering, an independent engineering firm located in Arlington, Texas.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped) are as follows:

	Crude Oil (Gross BBL)	Natural Gas (Gross MMscf)

Proved undeveloped reserves, March 31, 2005	-	-
95% working interest in reserves	272,262	-
Production	-	-

Proved undeveloped reserves, December 31, 2005	272,262	-

(c)          Nettie Gardner Lease Property, McCulloch County, Texas

At December 31, 2005, the estimated oil and gas reserves presented for the Nettie Gardner Lease Property were derived from a report dated September 1, 2005 prepared by Gleason Engineering, an independent engineering firm located in Arlington, Texas.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

6.           OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION (continued)

(iii)          Proved oil and gas reserve quantities (unaudited) (continued)

(c)          Nettie Gardner Lease Property, McCulloch County, Texas (continued)

Estimated quantities of proved reserves (all of which are classified as proved undeveloped) are as follows:

	Crude Oil (Gross BBL)	Natural Gas (Gross mcf)

Proved undeveloped reserves, March 31, 2005	-	-
100% working interest in reserves	15,392	26,646
Production	-	-

Proved undeveloped reserves, December 31, 2005	15,392	26,646

(d)          Midkiff Lease Property, Eastand County, Texas

At December 31, 2005, the estimated oil and gas reserves presented for the Nettie Gardner Lease Property were derived from a report dated January 1, 2006 prepared by Gleason Engineering, an independent engineering firm located in Arlington, Texas.  The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities and in projecting future production rates and the timing of development expenditures; accordingly, these estimates are likely to change as future information becomes available, and these changes could be material.

Estimated quantities of proved reserves (all of which are classified as proved undeveloped) are as follows:

	Crude Oil (Gross BBL)	Natural Gas (Gross mcf)

Proved undeveloped reserves, March 31, 2005	-	-
100% working interest in reserves	177,471	-
Production	-	-

Proved undeveloped reserves, December 31, 2005	177,471	-

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

6.           OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION (continued)

(iv)        Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited)

(a)        Acadia North Property, Alberta, Canada

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at December 31, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 8,040,911

Future cash outflows:
Development costs	172,153
Production costs	3,868,133

Future net cash flows	4,000,625

Adjustment to discount future annual cash flows at 10%	767,000

Standardized measure of discounted future cash flows, before tax	$ 3,233,625

(b)          Hawkeye Lease Property, Eastland County, Texas

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves. Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at December 31, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 8,228,660

Future cash outflows:
Development costs	260,000
Production costs	3,061,219

Future net cash flows	4,907,441

Adjustment to discount future annual cash flows at 10%	1,880,183

Standardized measure of discounted future cash flows, before tax	$ 3,027,258

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

6.           OIL AND GAS RESERVES AND RELATED FINANCIAL INFORMATION (continued)

(iv)        Standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities (unaudited)

(c)       Nettie Gardner Lease Property, McCulloch County, Texas

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at December 31, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 2,175,084

Future cash outflows:
Development costs	263,600
Production costs	497,558

Future net cash flows	1,413,926

Adjustment to discount future annual cash flows at 10%	472,141

Standardized measure of discounted future cash flows, before tax	$ 941,785

(d)         Midkiff Lease Property, Eastland County, Texas

The table below sets out a standardized measure of the estimated discounted future net cash flows attributable to the Company’s interest in proved undeveloped oil and gas reserves.  Estimated future cash inflows were computed by using forecasted prices and costs to the estimated future production of proved gas reserves at December 31, 2005 discounted by 10%.  The future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future cash inflows	$ 3,539,160

Future cash outflows:
Development costs	248,576
Production costs	1,507,247

Future net cash flows	1,783,337

Adjustment to discount future annual cash flows at 10%	360,556

Standardized measure of discounted future cash flows, before tax	$ 1,422,781

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

7.           EQUIPMENT

			31Dec05	31Mar05
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value

Computer equipment	$ 26,214	$ 2,409	$ 23,805	$ 7,000
Furniture and equipment	77,860	6,440	71,420	-
Well service equipment	65,000	3,250	61,750	-

	$ 169,074	$ 12,099	$ 156,975	$ 7,000

8.            LOANS PAYABLE

There is a loan payable for $54,405 (March 31, 2005 - $51,392) including interest. The amount is unsecured with interest at 8% per annum and was due on May 24, 2005.

A loan facility of $100,000 has been provided with $95,590 (March 31, 2005 - $95,590) advanced to the Company as at December 31, 2005 with a total of $111,304 (March 31, 2005 - $105,542) owing including interest.  The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest.  To date no interest has been paid on the loan. The principal and interest is convertible into common shares of the Company at $0.05 per share at the option of the lender.

9.           SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On October 6, 2005, the Company closed a $8,000,000 financing with twenty-five accredited investors with the notes released in two tranches with $6,000,000 received on closing and the balance of $2,000,000 to be received upon the successful effectiveness of the registration statement filed with the Securities and Exchange Commission.  The investors also have the option to invest up to an additional $2,000,000 and receive a zero coupon note equal to 5% of the total amount invested by each investor.  Debt issue costs of $845,997 were deferred and are being amortized over the term of the notes.

The senior secured convertible notes bear interest, in arrears, at a rate of 10% per annum, payable annually on October 1 of each year commencing October 1, 2006 at the Company’s option in cash, additional senior secured convertible promissory notes, or registered shares of the Company’s common stock.  Commencing on the fifth month following the issuance of the senior secured convertible notes and continuing thereafter on the first business day of each month, the Company is required to pay an amount equal to 1/20th of the original principal amount of the senior secured convertible notes plus accrued but unpaid interest.  Payment may be made at the Company’s option in cash or registered shares of the Company’s common stock. If the Company elects to make payment in registered shares of the Company’s common stock, the number of shares issued to the note holder shall be discounted to 87.5% of the average of the closing bid price of the common stock for the ten trading days immediately preceding the payment date. Payment may be made in registered shares of the Company’s common stock only if: (a) the registration statement providing for the resale of the shares of common stock issuable upon conversion of the senior secured convertible notes is effective and has been effective without lapse or suspension of any kind for a period of twenty consecutive calendar days, (b) trading in the Company’s common stock has not been suspended by the Securities and Exchange Commission  or the OTC Bulletin Board (or other exchange or market on which the Company’s common stock is trading), (c) the Company is in material compliance with the terms and conditions of the senior secured convertible notes and other financing documents, and (d) the issuance of the shares to each note holder does not violate the note holder’s 4.9% or 9.9% ownership cap restrictions.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

9.           SENIOR SECURED CONVERTIBLE NOTES PAYABLE (continued)

The senior secured convertible notes are convertible at any time at the option of the note holder into such number of fully paid and non-assessable shares of the Company’s common stock as is determined by dividing that portion of the outstanding principal balance plus any accrued but unpaid interest at the date the note holder elects to convert, by the conversion price of $0.40, which is subject to adjustment.

The Company may cause the conversion of the senior secured convertible notes if, at any time following the effective date of the registration statement which registers the shares underlying the notes, the closing bid prices exceeds $0.80 for a period of ten consecutive trading days and the average daily trading volume for such ten consecutive trading day period exceeds 250,000 shares of common subject to certain conditions.  Upon mandatory conversion, the principal amount of the senior secured convertible notes plus all accrued and unpaid interest shall convert into a number of fully paid and nonassessable shares of common stock equal to the quotient of the principal amount of the notes plus all accrued and unpaid interest outstanding on the mandatory conversion date, divided by the conversion price in effect on the mandatory conversion date.

So long as the registration statement is effective, in the event that the closing bid price of the common stock is greater than $0.40 and less than $1.25, the maximum number of shares of common stock that may be issued upon conversion of the notes shall not exceed the greater of 25% of the aggregate trading volume for the prior fifteen days or 20% of the original principal amount of the notes.

Prepayment of the senior secured convertible notes may be required at the option of the note holder subject to certain conditions.  In addition, so long as 10% of the original principal amount of the notes are outstanding, the Company can require prepayment of the notes by paying in cash, all or portion of the outstanding principal amount of the notes together with all accrued and unpaid interest thereon with thirty days prior written notice to the note holder at a price equal to 125% of the aggregate principal amount of the notes plus any accrued but unpaid interest.

The senior secured convertible notes are secured by a security agreement that grants the investors a secured interest in all of the collateral, as defined in the agreement, of the Company and its subsidiaries until such time as our obligations under the senior secured convertible notes have been meet.  In addition to the security agreement, Quest Canada Corp., our wholly owned Canadian subsidiary has entered into a guarantee and indemnity agreement with the investors, whereby Quest Canada Corp. has guaranteed payment of the notes and agreed to indemnify the investors against losses arising from our failure to meet the obligations of the notes.  Quest Canada Corp. has also entered into a pledge and debenture agreement with the investors whereby Quest Canada Corp. has pledged $15 million in favor of the investors as a continuing collateral security for the payment and fulfillment of the notes.  In addition, the Company and  our wholly owned subsidiary, Wallstin Petroleum, LLC have entered into a deed of trust, security agreement, financing statement and assignment of rents and leases with the investors whereby our Texas property, rents, royalties and proceeds have been conveyed to the trustee as collateral security for the notes.

The zero coupon convertible notes, when issued, are also due on October 6, 2007 and have terms which are substantially similar to the senior secured convertible notes; however, the zero coupon convertible notes do not bear interest.

Also in connection with the transaction, the Company issued to each of the note holders, and to the Placement Agent, four types of warrants to acquire shares of our common stock, which are classified as “Series A,” “Series B,” “Series C” and “Placement Agent Series A,” “Placement Agent Series B,” “Placement Agent Series C,” and “Placement Agent Series D” Warrants.  As discussed below, all warrants have substantially similar terms and conditions except for the exercise prices, the expiration dates and the absence of a call provision.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

9.           SENIOR SECURED CONVERTIBLE NOTES PAYABLE (continued)

The Company issued to each of the note holders and to the Placement Agent, “Series A” warrants entitling the investors and the Placement Agent to acquire an aggregate of 27,500,000 shares of common stock at an exercise price of $0.80 per share with a “cashless exercise” provision.  Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, the Company may call the Series A warrants at any time so long as the value of the common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock.  The Series A warrants issued to the note holders are exercisable for a period of 3 years.  The Placement Agent Series A warrants are exercisable for a period of 5 years.

The Company issued to each of the note holders and to the Placement Agent, “Series B” warrants entitling the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of common stock at an exercise price of $0.46 per share with a “cashless exercise” provision.  Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, the Company may call the Series B warrants at any time so long as the value of the common stock is greater than $0.56 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock.  The Series B warrants issued to the note holders are exercisable for a period of 2 years following the effective date of the registration statement providing for the resale of the shares of common stock underlying the warrants and the shares of common stock issuable upon conversion of the notes.  The Placement Agent Series B warrants are exercisable for a period of 5 years.

The Company issued to each of the note holders and to the Placement Agent, “Series C” warrants which entitle the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of common stock at an exercise price of $0.56 per share with a “cashless exercise” provision.  The Series C warrants issued to the note holders are exercisable for a period of seven 7 years.  There is no call provision in the Series C warrants; however, the Series C warrants are only exercisable for the number of shares of common stock that has been issued to the warrant holder pursuant to the warrant holder’s exercise of its Series B Warrant.  The Placement Agent Series C warrants are exercisable for a period of 7 years.

The Company issued to the Placement Agent, Placement Agent “Series D” warrants which entitle the Placement Agent to acquire an aggregate of 2,500,000 shares of common stock at an exercise price of $0.40 per share with a “cashless exercise” provision.  The Placement Agent Series D warrants are exercisable for a period of 5 years.

Assuming the total principal amount of each senior secured note and each zero coupon note held by each of the selling security holders is converted into common stock at a conversion price of $0.40 and all the converted shares are sold in the offering, the outstanding shares will be increased by 20,400,000.  Assuming all warrants held by the selling security holders are exercised and all shares underlying the warrants are sold in the offering, the outstanding shares will be increased by an additional 57,500,000.

The Company has valued the warrants granted at $6,000,000 using the Black-Scholes model; accordingly, the beneficial conversion feature was valued at $Nil.  These costs have been presented as contra-debt accounts.  The value of the warrants is being amortized to interest expense over the life of the notes, being 24 months.  Amortization expense for the nine months ended December 31, 2005 was $750,000.  The net value of the loan payable as of December 31, 2005 was $750,000.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

10.          PREFERRED SHARES

The Company is authorized to issue up to 50,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which the Company may be authorized to issue and does not carry voting rights. No preferred shares were issued as of December 31, 2005.

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

On December 1, 2004, the Company issued 5,000,000 shares to the President and the Chief Financial Officer under their employment agreements, for which $250,000 has been recorded as stock based compensation.  Pursuant to these agreements, an additional 500,000 shares were to have been issued in February 2005, and the cost of $12,500 is included in accrued liabilities at December 31, 2005.

On March 1, 2005, the Company issued 192,300 shares for cash proceeds of $50,000.

During the year ended March 31, 2005, the Company issued a total of 6,161,540 shares to consultants for services totalling $346,714.  The Company has committed to the issuance of an additional 150,000 shares to consultants, and the cost of $7,500 is included in accrued liabilities at December 31, 2005.

On April 21, 2005, the Company issued 9,225,252 restricted common shares in consideration of the retirement of $463,773 in debt.

On August 5, 2005, the Company issued 1,500,000 common shares for the acquisition of Wallstin Petroluem LLC.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

11.         COMMON SHARES (continued)

On August 5, 2005, the Company issued 100,000 common shares to an arm’s length party in lieu of fees.

On August 15, 2005, the Company issued a total of 1,274,430 common shares upon the exercise of placement agents warrants issued in conjunction with the convertible notes issued on May 23, 2005 (see Note 12).

On September 6, 2005, the Company issued 2,000,000 common shares to a lender for providing a loan facility to the Company.

During the period ended September 30, 2005, the Company issued 2,708,876 common shares upon the exercise of warrants attached to the convertible notes issued on May 23, 2005 (see Note 12).

During the period ended September 30, 2005, the Company issued 7,447,187 common shares upon the conversion of the convertible notes plus accrued interest issued on May 23, 2005.

During the period ended September 30, 2005, the Company issued a total of 2,476,057 common shares to consultants for services totalling $876,053.

On October 3, 2005, the Company issued 608,878 common shares upon the exercise of 608,878 Class A warrants for total proceeds of $152,219 (see Note 12).

On October 4, 2005, the Company issued 6,276,800 common shares for the convertible note issued June 1, 2002.

On October 5, 2005, the Company issued 1,205,326 common shares upon the exercise of 1,205,326 Class B warrants for total proceeds of $181,160 (see Note 12).

On October 10, 2005, the Company issued 998,004 common shares upon the exercise of 998,004 Class B warrants for total proceeds of $150,000 (see Note 12).

On October 11, 2005, the Company issued 700,000 common shares upon the exercise of 700,000 Class A warrants for total proceeds of $175,000 (see Note 12).

On October 13, 2005, the Company issued 400,000 common shares for legal and consulting services.

On October 25, 2005, the Company issued 1,006,863 common shares upon the exercise of 1,006,863 Class B warrants for total proceeds of $151,332 (see Note 12).

On December 19, 2005, the Company issued 120,000 common shares for legal and consulting services.

On December 27, 2005, the Company issued 750,000 common shares upon the exercise of 750,000 Class A warrants for total proceeds of $187,500 (see Note 12).

12.         WARRANTS AND OPTIONS

No options were issued and outstanding at December 31, 2005.

The following warrants were issued and outstanding at December 31, 2005 in connection with the convertible notes issued on May 23, 2005 and which have been paid in full:

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

12.         WARRANTS AND OPTIONS (continued)

	Placement Agent Warrants	Class A Warrants	Class B Warrants	Class C Warrants

Issued	602,663	6,629,293	6,629,293	6,629,293
Exercised	(602,663)	(3,361,540)	(5,821,733)	-

Outstanding	-	3,267,753	807,560	6,629,293

-            Class A warrants allow the holders to purchase up to 6,026,630 common shares for a period of 15 months at a price of $0.25 per share and in the case of the placement agent Class A warrants to purchase up to 602,663 common shares for a period of 2 years at $0.25 with a  “cashless exercise” provision.  At December 31, 2005, all the Class A placement agent warrants were exercised.

-            Class B warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.1503 per share and in the case of the placement agent Class B warrants to purchase up to 602,663 common shares for a period of 2 years at $0.1503 with a  “cashless exercise” provision.  At December 31, 2005, all the Class B placement agent warrants were exercised.

-           Class C warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.6533 per share and in the case of the placement agent Class C warrants to purchase up to 602,663 common shares for a period of 2 years at $0.6533 with a  “cashless exercise” provision.

-           Placement agent warrants allow the placement agent to purchase up to 602,663 common shares for a period of 12 months at price of $0.30 per share with a “cashless exercise” provision. At December 31, 2005, all the placement agent warrants were exercised.

The following warrants were issued and outstanding at December 31, 2005 in connection with the senior secured convertible notes issued on October 7, 2005:

	Series A Warrants	Series B Warrants	Series C Warrants	Series D Warrants

Issued	27,500,000	13,750,000	13,750,000	2,500,000
Exercised	-	-	-	-

Outstanding	27,500,000	13,750,000	13,750,000	2,500,000

Series A warrants allow the note holders and the Placement Agent to purchase up to 27,500,000 shares of common stock at an exercise price of $0.80 per share with a “cashless exercise” provision.  Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, the Company may call the Series A warrants at any time so long as the value of the common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock.  The Series A warrants issued to the note holders are exercisable for a period of 3 years.  The Placement Agent Series A warrants are exercisable for a period of 5 years.

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

12.        WARRANTS AND OPTIONS (continued)

-            Series B warrants allow the note holders and the Placement Agent to purchase up to 13,750,000 shares of common stock at an exercise price of $0.46 per share with a “cashless exercise” provision.  Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, the Company may call the Series B warrants at any time so long as the value of the common stock is greater than $0.56 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock.  The Series B warrants issued to the note holders are exercisable for a period of 2 years following the effective date of the registration statement providing for the resale of the shares of common stock underlying the warrants and the shares of common stock issuable upon conversion of the notes.  The Placement Agent Series B warrants are exercisable for a period of 5 years.

-           Series C warrants allow the note holders and the Placement Agent to purchase up to 13,750,000 shares of common stock at an exercise price of $0.56 per share with a “cashless exercise” provision.  The Series C warrants issued to the note holders are exercisable for a period of seven 7 years.  There is no call provision in the Series C warrants; however, the Series C warrants are only exercisable for the number of shares of common stock that has been issued to the warrant holder pursuant to the warrant holder’s exercise of its Series B Warrant.  The Placement Agent Series C warrants are exercisable for a period of 7 years.

-            Series D warrants allow the Placement Agent to purchase up to 2,500,000 shares of common stock at an exercise price of $0.40 per share with a “cashless exercise” provision.  The Placement Agent Series D warrants are exercisable for a period of 5 years.

13.          RELATED PARTY TRANSACTIONS

During the period ended December 31, 2005, the Company entered into the following transactions with related parties:

(i)           paid or accrued management fees of $481,075 (December 31, 2004 - $135,000) to a company related to the Chief Executive Officer;

(ii)       paid or accrued rent of $21,400 (September 30, 2004 - $Nil) to a company related to the Chief Executive Officer; and

(ii)         at December 31, 2005, $357,292 (March 31, 2005 - $144,742) included in accounts payable was owed to a company controlled by the Chief Executive Officer.

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

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

15.         FINANCIAL INSTRUMENTS

Currency risk is the risk to the Company’s earnings that arise from fluctuations of foreign exchange rates and the degree of volatility of these rates. The Company does not use derivative instruments to reduce its exposure to foreign currency risk.

At December 31, 2005, the Company has the following financial assets and liabilities in Canadian dollars:

Cash

$   239,106

Accounts receivable

$   305,558

Accounts payable

$   133,060

At December 31, 2005, the Canadian dollar amounts were converted at a rate of $0.84 US dollars to $1.00 Canadian dollar.

16.         SEGMENTED INFORMATION

During the period ended December 31, 2005, the Company’s operating activity was performed in the United States and Canada.  Geographical segments are presented as follows:

	U.S.	Canada	Total
Net Revenue	$ -	$ 391,728	$ 391,728
Administrative expenses	3,029,073	646,843	3,675,916
Income/(loss) for the period	$ (3,029,073)	$ (255,115)	$ (3,284,188)
Identifiable assets	$ 5,125,144	$ 2,486,494	$ 7,611,638

17.         INCOME TAXES

At December 31, 2005, the Company had cumulative net operating losses of approximately $5,600,000 that may be offset against operating income in future years.  No provision for taxes or tax benefits has been reported in these interim consolidated financial statements as there is not a measurable means of assessing future profits or losses.

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

The Company has also signed consulting agreements with a number of parties.  Under these agreements the Company is obligated to issue 700,000 restricted common shares of which none were issued as at December 31, 2005 (see Note 19).

QUEST OIL CORPORATION

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2005

(Prepared by Management)

19.         SUBSEQUENT EVENTS

On January 16, 2006, 500,000 common shares were issued to a consultant valued at $0.05 per share pursuant to their consulting agreement dated February, 2005 (see Note 18).

On February 6, 2006 the Company signed a joint venture participation agreement with Gaither Petroleum for a 4.5% interest in the Odum-Martin Ranch No. 1 horizontal well.  Other participants include Sauder Management Company, Triad Oil and Gas LLC, Ryder Scott Oil Company and Carrizo Oil and Gas Inc. (NASD:CRZO).  The Company’s commitment will be 4.5% of $3,000,000 or $135,000.

On February 8, 2006, 600,000 warrants were exercised at $0.25 for gross cash proceeds of $150,000.

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

You should read the following discussion and analysis in conjunction with the annual audited consolidated financial statements for the year ended March 31, 2005. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

OVERVIEW AND PLAN OF OPERATIONS

We are a growing independent oil and gas company that intends to actively utilize secondary and enhanced oil recovery (“EOR”) methods to increase production and reserves at our existing properties and future acquisitions.  Our primary focus is crude oil and our target acquisitions are onshore U.S. properties and natural gas production in the plains of Alberta, Canada. Our focus on domestic, mature oil fields and proven gas reserves reduces exploration risks and logistical uncertainties inherent in international operations.  We use secondary water flooding and EOR methods for our oil leases and advanced 3D seismic acquisition to strategize our horizontal drilling programs.

Our philosophy in regards to acquisition of any properties, joint-venture deals or farm-ins continues to be operating the properties ourselves unless we can team with a quality partner. When we are not operators, we will only pick up a small interest, 10% or less. This will be done in areas we deem probable candidates for future expansion and plan to become operators. This approach accelerates the learning curve in areas where we have no previous operational experience and can take advantage of operators that have been in the area for several years.  We are still firmly believe in operating our own properties and think by operating, we can control the evolution of our business model and control the direction we want to take the Company. Properties that we acquire are for the purposes of developing and are essential element in our growth strategy. Our philosophy in regards to our prospect portfolio will change to include some higher risk plays that have the potential for real growth of the company.   Our Texas properties are an excellent example of significant growth opportunities.  Major energy companies and large independents continue to focus their attention and resources toward the exploration and production of large fields.  In the past several years, the major companies have been divesting themselves of their mature, smaller oil fields. During recent years, the energy industry has predominately focused on natural gas exploration and production, and has been significantly less focused on crude oil.  The recent economics of the oil and gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies such as Quest to acquire and exploit mature North American petroleum leases.  Our emphasis on EOR methods positions us in a unique niche segment in the oil and gas industry.  Our acquisition targets are proven, mature oil fields that possess significant proved reserves, as well as a high ratio of probable reserves.

EXPLORATION ACTIVITIES DURING THE THIRD QUARTER

Acadia North Project, Alberta

The Acadia Project was first announced in December 2004, by signing a farm-in agreement with Vega Resources for two sections 34-25-02W4M and 22-25-02W4M in February 2005.  The lease is located approximately 160 miles east of the City of Calgary, Alberta.   On September 9, 2005 we announced the successful bid for section 23-25-2W4M with drilling right from surface to basement.  Section 23 was released from Husky Oil and returned to Crown for sale.  Section 23 is a known producer.

In the third quarter we reached a significant milestone with the successful tie-in and commencement of production from gas well 10-22 on October 15, 2005. Production started at a rate of 2 million cubic feet of gas per day (mmcfd) and achieved an average flow rate of 1.82 mmcfpd for the quarter.  A total of 130 MMscf was produced from well 10-22 contributing to our entire revenue of $1,126,859 for the quarter.

On November 16, 2005 the Company was successful in our bid for Section 11, Twp 26 Rge 2 W4M and Section 12, Twp 26 Rge 2 W4M.  The Acadia North project now consists of five sections for a total 3,200 acres.

On December 7, 2005, PetroSearch was retained to manage and conduct 3D seismic acquisition over 10 square miles in the Acadia Valley.  Acquisition of data was completed in early January and we engaged the services of Dr. Norman Neidell to interpret the hydrocarbon reservoir delineation.  Once results are available, Bill Stinson will plan the drilling program which is expected to start in the second quarter of 2006.

In our third fiscal quarter we concluded a 3D acquisition program over our main Canadian project Acadia North. We incurred capital expenditures of $750,000 with the collection of approximately 10 square miles of high quality 3D data. The purpose of this program was to accelerate the development of the Acadia North properties by coming up with possible alternative development scenarios including the use of medium-length laterals in the Viking sand reservoir section and assessing the deeper potential on our acreage.

Empress Prospect, Alberta

Our Empress leases consist of approximately four sections of Crown P&NG rights in Eastern Alberta approximately 160 miles due east of Calgary. This prospect is a combination oil and gas play with prospective reservoirs at several levels. Gas wells in the area have produced at rates of up to three million cubic feet a day at the Viking sandstone level. One well was drilled at the end of the third quarter. Testing of three oil and gas bearing zones has been completed and results are currently being processed to determine commercial viability and production levels.  The well is presently in “shut-in” status waiting for the scheduling of 3D seismic crews.  Upon completion of seismic acquisition and interpretation, we will implement a drill program designed to exploit the gas bearing zones.  We estimate the drilling to take place in the second quarter 2006.

Hawkeye Property, Eastland County, Texas

Wallstin Petroleum, LLC (“Wallstin”) was formally acquired by Quest effective August 8, 2005.  Wallstin brought with it a high quality management team with extensive industry experience in junior development plays and recognizing undervalued opportunities. Additionally, Wallstin Petroleum has extensive experience in international ventures in Europe, Asia, West Africa and East Africa.  Wallstin’s relationships with leaseholders were instrumental in Quest acquiring leases located in Eastland County, Texas and McCulloch County, Texas. This experience was instrumental in the acquisition of the Midkiff extension to the Hawkeye area this quarter.

The Eastland County, Texas leases (“Hawkeye/Midkiff”) consist of 11 oil leases totaling just over a thousand acres, more or less, with 200 existing wells. On December 1, 2005 the Company purchased the Midkiff leases for $210,000.  This property consists of 1,070 acres consisting of 7 leases and 91 wells of which 69 are known producers, 16 are injection wells, and there are 8 water supply wells.  We own 100% of the working interest with an average 73% net revenue interest in all the leases.  Production on the Hawkeye/Midkiff occurs from the shallow Adams Branch Limestone in the Canyon Group at a depth of approximately 1,100 feet. Further analysis of the Hawkeye/Midkiff revealed that of the 200 existing wells there are approximately 140 capable of being placed on production.  After the initial flush production, the estimated daily production per well on average is 4-5 barrels of oil per day. The addition of the Midkiff wells have lowered our production estimate per well from last quarter based on some of the preliminary production figures but we still anticipate a low initial capital expenditure per well to place them on production. These leases remain a very attractive investment.  We plan to have most of the wells in production at the end of the first quarter of 2006.

Nettie Gardner Property, McCulloch County, Texas

The McCulloch County, Texas lease (“Gardner”) consists of 116 acres, more or less, with 2 existing wells—one gas and one oil.  We have a 100% working interest with an 80% net revenue interest in the Gardner leases.  Production on the Gardner occurs from the Jennings gas sand and the Gardner oil sand at a total depth of 1,050 feet.  We have located a drilling contractor and will sign a drilling contract for the first quarter of 2006.  Five new wells are proposed on the Gardner lease, consisting of five gas wells depending on whether the Jennings gas sand is present in all wells. The Gardner oil sand is present in all the wells in the area and will be completed if the Jennings sands are not encountered.  A work-over project is planned for the existing gas well, the Gardner No. 1 well. This well will be cleaned up and placed back on production. The neutron-density log for Gardner No.2 well indicates that the Jennings sand above the Gardner sand contains gas and has not been perforated and should be as productive as the Jennings sand in the Gardner No.1 well.  The initial plan after drilling and completion of the gas wells is still to place a dehydrator on the lease and establish gas production to the main gas line.

On February 1, 2006 we were notified by the Texas Railroad Commission that the five (5) well drilling program for Nettie Gardner lease was approved and an estimated spud date of February 8, 2006 was acknowledged by the drilling company.  The drilling operator has since re-scheduled our rig for late February due to timing of previous drilling projects taking longer than expected.  The Hawkeye field also received TRRC approval for two (2) deep wells into the Barnett Shale to test deep gas reserves.  Our spud of these wells will commence immediately after the Nettie Gardner drilling program.

Odum-Martin Ranch No. 1, Parker County, Texas

On February 6, 2006 we signed a joint venture participation agreement with Gaither Petroleum for a 4.5% interest in the Odum-Martin Ranch No. 1 horizontal well.  Other participants include Sauder Management Company, Triad Oil and Gas LLC, Ryder Scott Oil Company and Carrizo Oil and Gas Inc. (NASD:CRZO).  The well was spud on February 5, 2006 and is expected to take a month to drill to TVD of 6,200 feet and MD of 9,500 feet.  The Company’s commitment will be 4.5% of $3,000,000 or $135,000.

BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

We were originally incorporated in the State of Nevada on January 19, 1999 under the name of Luna Technologies, Inc.  We have changed our name several times as follows:  Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004).  In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects in Alberta.  In August 2005, we acquired Wallstin Petroleum LLC for their management expertise and contacts in Texas.  In September 2005, Petrostar Oil Services Inc. was created for the purpose of servicing our oil and gas properties in Texas.

RESULTS OF OPERATIONS

For the nine months ended December 31, 2005, we had a net loss of $3,284,188 compared to a net loss of $1,026,148 for the nine months ended December 31, 2004.  This increase in expenses is a result of the increase in business activities since we commenced oil and gas operations in October of 2004.  Cumulative from October 1, 2004 to December 31, 2005, we had a net loss of $3,845,618 relating to our oil and gas operations.  Contributing factors for the increased loss are the financing fees of $445,308 and interest of $1,006,075 on debt incurred in order to acquire properties and commence oil and gas activities.  Consulting fees were also $1,230,005 compared to $309,903 for the comparative period; however, $1,189,053 of the consulting fees were paid with shares.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 we had cash of $3,874,309 compared to $3,197 at March 31, 2005.  We had working capital of $3,764,523 as at December 31, 2005 compared to a working capital deficiency of $835,650 at March 31, 2005.

On October 6, 2005, the Company closed a $8,000,000 financing with twenty-five accredited investors with the notes released in two tranches with $6,000,000 received on closing and the balance of $2,000,000 to be received upon the successful effectiveness of the registration statement filed with the Securities and Exchange Commission.  The investors also have the option to invest up to an additional $2,000,000 and receive a zero coupon note equal to 5% of the total amount invested by each investor.

The senior secured convertible notes bear interest, in arrears, at a rate of 10% per annum, payable annually on October 1 of each year commencing October 1, 2006 at the Company’s option in cash, additional senior secured convertible promissory notes, or registered shares of the Company’s common stock.  Commencing on the fifth month following the issuance of the senior secured convertible notes and continuing thereafter on the first business day of each month, the Company is required to pay an amount equal to 1/20th of the original principal amount of the senior secured convertible notes plus accrued but unpaid interest.  Payment may be made at the Company’s option in cash or registered shares of the Company’s common stock. If the Company elects to make payment in registered shares of the Company’s common stock, the number of shares issued to the note holder shall be discounted to 87.5% of the average of the closing bid price of the common stock for the ten trading days immediately preceding the payment date. Payment may be made in registered shares of the Company’s common stock only if: (a) the registration statement providing for the resale of the shares of common stock issuable upon conversion of the senior secured convertible notes is effective and has been effective without lapse or suspension of any kind for a period of twenty consecutive calendar days, (b) trading in the Company’s common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which the Company’s common stock is trading), (c) the Company is in material compliance with the terms and conditions of the senior secured convertible notes and other financing documents, and (d) the issuance of the shares to each note holder does not violate the note holder’s 4.9% or 9.9% ownership cap restrictions.

The senior secured convertible notes are convertible at any time at the option of the note holder into such number of fully paid and non-assessable shares of the Company’s common stock as is determined by dividing that portion of the outstanding principal balance plus any accrued but unpaid interest at the date the note holder elects to convert, by the conversion price of $0.40, which is subject to adjustment.

The Company may cause the conversion of the senior secured convertible notes if, at any time following the effective date of the registration statement which registers the shares underlying the notes, the closing bid prices exceeds $0.80 for a period of ten consecutive trading days and the average daily trading volume for such ten consecutive trading day period exceeds 250,000 shares of common subject to certain conditions.  Upon mandatory conversion, the principal amount of the senior secured convertible notes plus all accrued and unpaid interest shall convert into a number of fully paid and nonassessable shares of common stock equal to the quotient of the principal amount of the notes plus all accrued and unpaid interest outstanding on the mandatory conversion date, divided by the conversion price in effect on the mandatory conversion date.

So long as the registration statement is effective, in the event that the closing bid price of the common stock is greater than $0.40 and less than $1.25, the maximum number of shares of common stock that may be issued upon conversion of the notes shall not exceed the greater of 25% of the aggregate trading volume for the prior fifteen days or 20% of the original principal amount of the notes.

Prepayment of the senior secured convertible notes may be required at the option of the note holder subject to certain conditions.  In addition, so long as 10% of the original principal amount of the notes are outstanding, the Company can require prepayment of the notes by paying in cash, all or portion of the outstanding principal amount of the notes together with all accrued and unpaid interest thereon with thirty days prior written notice to the note holder at a price equal to 125% of the aggregate principal amount of the notes plus any accrued but unpaid interest.

The senior secured convertible notes are secured by a security agreement that grants the investors a secured interest in all of the collateral, as defined in the agreement, of the Company and its subsidiaries until such time as our obligations under the senior secured convertible notes have been meet.  In addition to the security agreement, Quest Canada Corp., our wholly owned Canadian subsidiary has entered into a guarantee and indemnity agreement with the investors, whereby Quest Canada Corp. has guaranteed payment of the notes and agreed to indemnify the investors against losses arising from our failure to meet the obligations of the notes.  Quest Canada Corp. has also entered into a pledge and debenture agreement with the investors whereby Quest Canada Corp. has pledged $15 million in favor of the investors as a continuing collateral security for the payment and fulfillment of the notes.  In addition, the Company and our wholly owned subsidiary, Wallstin Petroleum, LLC have entered into a deed of trust, security agreement, financing statement and assignment of rents and leases with the investors whereby our Texas property, rents, royalties and proceeds have been conveyed to the trustee as collateral security for the notes.

The zero coupon convertible notes, when issued, are also due on October 6, 2007 and have terms which are substantially similar to the senior secured convertible notes; however, the zero coupon convertible notes do not bear interest.

Also in connection with the transaction, the Company issued to each of the note holders, and to the Placement Agent, four types of warrants to acquire shares of our common stock, which are classified as “Series A,” “Series B,” “Series C” and “Placement Agent Series A,” “Placement Agent Series B,” “Placement Agent Series C,” and

“Placement Agent Series D” Warrants.  As discussed below, all warrants have substantially similar terms and conditions except for the exercise prices, the expiration dates and the absence of a call provision.

The Company issued to each of the note holders and to the Placement Agent, “Series A” warrants entitling the investors and the Placement Agent to acquire an aggregate of 27,500,000 shares of common stock at an exercise price of $0.80 per share with a “cashless exercise” provision.  Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, the Company may call the Series A warrants at any time so long as the value of the common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock.  The Series A warrants issued to the note holders are exercisable for a period of 3 years.  The Placement Agent Series A warrants are exercisable for a period of 5 years.

The Company issued to each of the note holders and to the Placement Agent, “Series B” warrants entitling the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of common stock at an exercise price of $0.46 per share with a “cashless exercise” provision.  Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, the Company may call the Series B warrants at any time so long as the value of the common stock is greater than $0.56 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock.  The Series B warrants issued to the note holders are exercisable for a period of 2 years following the effective date of the registration statement providing for the resale of the shares of common stock underlying the warrants and the shares of common stock issuable upon conversion of the notes.  The Placement Agent Series B warrants are exercisable for a period of 5 years.

The Company issued to each of the note holders and to the Placement Agent, “Series C” warrants which entitle the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of common stock at an exercise price of $0.56 per share with a “cashless exercise” provision.  The Series C warrants issued to the note holders are exercisable for a period of seven 7 years.  There is no call provision in the Series C warrants; however, the Series C warrants are only exercisable for the number of shares of common stock that has been issued to the warrant holder pursuant to the warrant holder’s exercise of its Series B Warrant.  The Placement Agent Series C warrants are exercisable for a period of 7 years.

The Company issued to the Placement Agent, Placement Agent “Series D” warrants which entitle the Placement Agent to acquire an aggregate of 2,500,000 shares of common stock at an exercise price of $0.40 per share with a “cashless exercise” provision.  The Placement Agent Series D warrants are exercisable for a period of 5 years.

Assuming the total principal amount of each senior secured note and each zero coupon note held by each of the selling security holders is converted into common stock at a conversion price of $0.40 and all the converted shares are sold in the offering, the outstanding shares will be increased by 20,400,000.  Assuming all warrants held by the selling security holders are exercised and all shares underlying the warrants are sold in the offering, the outstanding shares will be increased by an additional 57,500,000.

The Company’s expectations for future capital resources are based on certain assumptions concerning the anticipated costs associated with any new project.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this quarterly report.  We will continue to seek funding for our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us, anticipated private placements of our common stock, and the level of funding obtained through other financing sources, and the timing of such funding.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

We intend to finance future acquisitions of oil and gas properties, field development projects and operating activities with a combination of issuances of equity, debt financing, and cash flow from operations.  We cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed.  If such financing is not available in sufficient amounts or on acceptable terms, our results of operations and financial condition may be adversely affected.  In addition, equity financing may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock, and any debt financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

financing obtained must be repaid regardless of whether or not we generate profits or cash flows from our business activities.

These interim consolidated financial statements include all activity of the Company and its wholly owned subsidiaries: Quest Canada Corporation; Wallstin Petroleum LLC; and Petrostar Oil Services Inc. Quest Canada Corporation was created for the purpose of holding Alberta oil and gas property acquisitions.  Wallstin Petroleum LLC was acquired for their management expertise and contacts in Texas.  Petrostar Oil Services Inc. was created for the purpose of servicing our oil and gas properties in Texas.

We currently hold interests in six oil and gas properties: the Acadia North and Empress properties in Alberta, Canada; and the Hawkeye, Nettie Gardner, and Midkiff lease properties in Texas, and the Odom-Martin Ranch No. 1 well in Texas.

Mergers, acquisitions, and farm-ins have added approximately 10 billion cubic feet of gas in proved, probable, and possible gas reserves totaling over 20 BCF for two sections of land in the Acadia Project.  The Company will be updating the reserve estimates from Chapman Engineering once 3D seismic acquisition is available that will encompass our current five sections. In addition, with the purchase of the Midkiff lease we realized an increase of 215% in our reserves representing over 782,584 barrels of oil. We have successfully brought Acadia North well “10-22” on-line effective October 15, 2005, producing an average of MMCFD for a total of 130 MMCF of natural gas since production began. During that period natural gas prices were hovering at near record levels, and well 10-22 contributed $1,126,859 in revenues for the Company’s third quarter.

The oil reserves held in our Hawkeye, Nettie Gardner, and Midkiff leases are located in Eastland and McCulloch counties, in Central Texas. These properties were acquired not for their existing production in the Shallow Adams Branch Limestone but their upside potential in the deeper reservoirs, including the Caddo Limestone, Marble Falls Limestone, Ellenberger, and the Barnett Shale. All surrounding leased lands are productive in the immediate area. A discovery in deeper zones in either of these reservoirs could increase our reserve base by over twenty-fold.  Both the Hawkeye and Nettie Gardner leases are mature and have established infrastructure consisting of over 300 well heads with oil and gas behind pipe.  Gleason Engineering reports represent at total PUD and Probable reserves total 782,584 BO with a combined PV10 of $5,391,824.

Seven drilling locations have been surveyed on the Texas properties. Five wells on the Nettie Gardner lease (Exoc Field) and two in the Hawkeye Field area are planned for he first quarter of 2006. The Nettie Gardner drilling program will be undertaken first. Approval to start the Nettie Gardner drilling program by the Texas Railroad Commission has been received. The Nettie Gardner program involves the drilling to eleven hundred feet through the Gardner sand zone, the main productive unit in the field. The primary objective is the Jennings’s gas sand at approximately 950 feet which overlies the Gardner sand. This sand was productive in the Gardner No.1 well and placed online by the previous operator with a one-mile feeder line into the main gas pipeline to the east. A dispute with the buyer on pricing scenario led to the abandonment of well and dismantling of the line. The Jennings gas sand is also present in the Gardner No.2 well and preliminary analyses indicate that it will be productive. The development scenario includes putting the five new drills online, a re-completion of the Gardner No.1 well, perfing the Jennings sand in the Gardner No.1 well and placing all seven wells online in the first quarter of 2006.

Our financial results depend on a number of factors with the biggest factor being commodity prices. Commodity prices are largely out of our control and are anticipated to remain volatile for the foreseeable future. Natural gas prices in particular have been particularly volatile for the past four years and are anticipated to be so during the next four or five years. Other factors such as pipeline availability, changes in market demand, weather, capacity constraints, and inventory storage levels can affect deliverability.

This instability of prices has led us to formulate plans to periodically enter into price-risk-management scenarios. These scenarios will include futures, options, swaps, and collars on some portion of our production.  We believe these scenarios will help us, in the near future, to reduce our exposure to price fluctuations.

We will continue to invest a substantial portion of our operating cash flows into acquiring producing/infill drilling opportunities and the acquisition of 3D seismic data to thoroughly evaluate opportunities.

GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying interim consolidated financial statements, the Company incurred a net loss of $3,284,188 for the period ended December 31, 2005, and has positive working capital of $3,764,523. These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Future site restoration and abandonment costs of the Company’s petroleum and natural gas properties are provided for when a reasonable estimate can be made.  The estimated provision is reduced by expected equipment salvage values at the time of the abandonment. The resulting net estimated provision, if any, is charged against earnings over the remaining life of the Company’s reserves on a unit-of production basis.  Actual expenditures are applied against the accumulated provision account.

Equipment

Equipment is recorded at historical cost.  The declining-balance method is used for the assets at the following annual rates:

Computer equipment

30%

Furniture and equipment

20%

Well service equipment

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

ITEM 3.

CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.

LEGAL PROCEEDINGS

We currently are not party to any legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during our third quarter ended December 31, 2005.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our security holders for a vote during our third quarter ended December 31, 2005.

ITEM 5.

OTHER INFORMATION

Executive Officer and Directors

At February 20, 2006, our executive officers and directors, the positions held by them, and their ages are as follows:

Name

Age

Position

Cameron King

43

Director, President, and Chief Executive Officer

Joseph F. Wallen

49

Director and Chief Financial Officer

William Huntington Stinson

53

Chief Operating Officer

Douglas Blackman

55

Director and Secretary

Douglas Brown

53

Director

Dr. Jim Irwin

46

Director

Cameron King, MBA

Director, President, and Chief Executive Officer

Mr. King is our President and CEO, and one of our Directors.   He holds a MBA from Lake Superior State University and a graduate of McMaster University in Hamilton, Ontario, with over 20 years of senior management experience. Mr. King was a member of the Corporate Banking with the Bank of Nova Scotia in Toronto, Canada, specializing in commercial and corporate risk assessment.  Since 1995 Cameron has operated a successful consulting company offering strategic planning and capital funding.

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

Dr. Jim Irwin

Director

Dr. Jim Irwin is one of our directors and brings over 25 years of instructional, research, and field experience to our team.  Dr. Irwin obtained his B.Sc. in geology from McGill University, Montreal, in 1980 and Ph.D. in geology from the University of California, Berkeley, in 1986.  Between 1986 and 1992 he was a Research Fellow in the Department of Physics at Berkeley developing techniques for the study of fluid inclusions in minerals associated with ore deposits and other geologic settings.   From 1992 to 1994 Dr. Irwin was a Project Scientist at Scripps Institution of Oceanography in San Diego.  Dr. Irwin has since been active as a consultant and director of various companies involved in mineral and resource exploration globally.

Douglas Blackman

Director and Secretary

Douglas Blackman, BA, LLB graduated from Trent University in Peterborough, Ontario in 1972 and from law school, at the University of Ottawa in 1975.  He went to Calgary in 1975 and began his career in the oil and gas industry in 1977 working for BP Exploration Canada in their legal department and then he worked for Suncor Inc. for a twelve year tenure specializing in land sales and contracts in their legal department.

Joseph F. Wallen

Director and Chief Financial Officer

Mr. Wallen is our Chief Financial Officer and one of our directors.  He is a graduate of University of Texas at San Antonio Business School and has spent the last 26 years performing operations and administrative functions for numerous mid-tier oil and gas companies.  Although his main focus has been in the Texas oil and gas industry,

Mr. Wallen has worked in the prolific Altamont-Bluebell Field in the Uinta Basin of Utah.  He handled the administrative and field operations for Roadrunner Oil Inc, an independent operator.  His duties included the monthly government filings, maintaining daily communications with field personnel, internal accounting, and lease operation.  Mr. Wallen is well placed to understand the intricacies of oil and gas field accounting and operations.

Douglas Brown

Director

Mr. Brown is a graduate of the University of Edinburgh.  He currently sits on the board of directors of Inyx Inc., a successful pharmaceutical company, and also has a board seat with LIM Asia Arbitrage Fund, which has been noted as one of the oldest and largest hedge funds in Asia.  Mr. Brown is a principal of Grasmere Limited, a privately held investment advisory company which specializes in the distribution of hedge funds and corporate finance.

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

4.1

2005 Stock Incentive Plan (Attached as an exhibit to our Registration Statement on Form S-8 filed on August 5, 2005 and incorporated herein by reference).

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

32.1

Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST OIL CORPORATION

By: “ Cameron King”                            .

Cameron King

President and Chief Executive Officer