Form 10KSB
period 2006-03-31
QUEST OIL CORP
filed 2006-08-16
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 1089104

QUEST OIL CORPORATION

(Name of small business issuer as specified in its charter)

Nevada	90-0281227
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, CA 92011 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:   (760) 804-8844
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $.001 par value common stock
___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the most recent fiscal year were $1,560,443

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5,721,465 as of August, 14, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 1,402,950 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 15, 2006, 72,921,266 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

PART I

Item 1. Description of Business

Our Company

Quest Oil Corporation is in the business of acquiring and participating in exploration stage oil and gas properties around the globe.

Our executive offices are currently located at 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011, (760) 804-8844. We maintain a website at www.questoil.com.

Corporate History

We were originally incorporated in the State of Nevada on January 19, 1999, under the name of Luna Technologies, Inc. We have changed our name several times as follows: Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, Inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004).

Currently, we own the following wholly owned subsidiaries: Quest Canada Corporation; Wallstin Petroleum LLC; and Petrostar Oil Services, Inc. Quest Canada Corporation was created for the purpose of holding Alberta oil and gas property acquisitions.  Wallstin Petroleum LLC was acquired for their management expertise and contacts in Texas.  Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

Our Business

Overview and Philosophy

We are a growing independent oil and gas company that intends to actively utilize secondary and enhanced oil recovery, or “EOR,” methods to increase production and proved reserves at our existing properties and future acquisitions. Our primary focus is crude oil and our target acquisitions are onshore U.S. properties and natural gas production in the plains of Alberta, Canada. Our focus on domestic, mature oil fields and proven gas reserves reduces exploration risks and logistical uncertainties inherent in international operations. We use secondary water flooding and EOR methods for our oil leases and advanced 3D seismic acquisition to strategize our horizontal drilling programs.

Our philosophy in regards to acquisition of any properties, joint-venture deals or farm-ins continues to be operating the properties ourselves unless we can team with a quality partner. When we are not operators, we will only pick up a small interest, 10% or less. This will be done in areas we deem probable candidates for future expansion and plan to become operators. This approach accelerates the learning curve in areas where we have no previous operational experience and can take advantage of operators that have been in the area for several years. We still firmly believe in operating our own properties and think by operating, we can control the evolution of our business model and control the direction we want to take the company. Properties that we acquire are for the purposes of developing and are an essential element in our growth strategy. Our philosophy in regards to our prospect portfolio will change to include some higher risk plays that have the potential for real growth of the Company.

Our Texas properties are an excellent example of significant growth opportunities.  Major energy companies and large independents continue to focus their attention and resources toward the exploration and production of large fields.  In the past several years, the major companies have been divesting themselves of their mature, smaller oil fields. During recent years, the energy industry has predominately focused on natural gas exploration and production, and has been significantly less focused on crude oil.  The recent economics of the oil and gas market have improved as prices have risen substantially.  These conditions provide ample opportunities for smaller independent companies such as Quest to acquire and exploit mature North American petroleum leases.  Our emphasis on EOR methods positions us in a unique niche segment in the oil and gas industry.  Our acquisition targets are proven, mature oil fields that possess significant proved reserves.

Recent Developments

On or about March 20, 2006, our legal counsel, The Baum Law Firm, PC, in connection with our fiscal year end, discovered that there was not a legal and valid adoption by a majority of the directors of the company, of the resolution appointing Mr. William Huntington Stinson to our board of directors and as our President and Chief Executive Officer. Mr. Stinson’s nomination followed the resignation of Mr. Cameron King from all positions he held with the company. Following Mr. King’s resignation, there were four members of our board: Mr. Jim Irwin, Mr. Joseph F. Wallen, Mr. Douglas Brown and Mr. Doug Blackman.

On March 31, 2006, Mr. Blackman resigned from his position on our board of directors.

On March 31, 2006, pursuant to Section 4 of our Bylaws, Mr. Joseph Wallen nominated, and our board appointed, Mr. James B. Panther, II and Mr. Chris Philips as directors of the company. All of our directors approved the appointments of Messrs. Panther, II and Philips to our board.

On March 31, 2006, following the discovery that Mr. Stinson was not a validly appointed officer of the company, pursuant to Section 4 of our Bylaws, our board appointed Mr. James B. Panther, II as our interim President and Chief Executive Officer.

On April 2, 2006, a majority of the voting members of our board, Wallen, Irwin, Brown and Philips, voted to terminate Mr. William Huntington Stinson from his position as Chief Operating Officer of the company.

On April 4, 2006, we filed a Petition and Application For Temporary Restraining Order, Temporary Injunction and Permanent Injunction, and Request for Order for Deposition to Investigate Claims against our former Chief Operating Officer, William Huntington Stinson, Nana Asomani-Arko and Norman S. Neidell in the 11th Judicial District in the District Court of Harris County, Texas.

On April 10th, 2006, a settlement was reached in the Petition lawsuit and read into the court record. As a condition for our dismissing the lawsuit, Mr. Stinson agreed, in part, as follows: (i) that Mr. Stinson did not dispute the authority of our board of directors that was appointed in our March 31, 2006 board resolution; (ii) that Mr. Stinson would assist in transferring control of company monies he had control of into a company account that he was not a signatory; and (iii) that as of the date of the settlement, Mr. Stinson did not claim to be a member of our board of directors or an officer of the company.

On April 18, 2006, we filed a non-suit in the Petition lawsuit, dismissing the case against all defendants.
On April 19, 2006, Jim Irwin resigned from his position on our board of directors. Currently, four persons serve on our board of directors: Douglas Brown, James B. Panther, II, Chris Phillips and Joseph F. Wallen.

On April 21, 2006, pursuant to the terms of the settlement agreement with Mr. Stinson, we appeared at 9:00 a.m. at our Houston, Texas office for the scheduled meeting with Mr. Stinson which had been confirmed by Mr. Stinson’s former counsel. Mr. Stinson failed to appear for the meeting.

On April 24, 2006, our board of directors resolved that because: (i) we had in good faith attempted to comply with the terms of the settlement agreement with Mr. Stinson; (ii) Mr. Stinson failed to attend the meeting; (iii) there were significant costs associated with making additional attempts to meet with Mr. Stinson; and (iv) the members of the Board of Directors were disinterested in doing any business with Mr. Stinson, we would not make any further attempts to deal directly with Mr. Stinson relative to complying with this term of the settlement agreement.

On April 24, 2006, we received a compensation demand from Mr. Stinson claiming wages owed from August 2005 through April 2006. On April 12, 2006, we receive a compensation demand from N.S. Neidell & Associates claiming that we owned him compensation for his services. We do not believe that either Mr. Stinson or Mr. Neidell are legally entitled to the compensation they claim.

On April 24, 2006, we entered into, and our board of directors approved, an employment agreement with James B. Panther II, who for a term of 24 months, shall serve as our President and Chief Executive Officer.

On April 24, 2006, we entered into, and our board of directors approved, an employment agreement with Mark L. Baum, Esq. who, for a term of 24 months, shall serve as our General Counsel.

On April 24, 2006, we entered into, and our board of directors approved, a 12 month employment agreement with Joseph Wallen to serve as our Chief Financial Officer.

On April 24, 2006, we entered into, and our board of directors approved, a 24 month consulting agreement with Business Consulting Group Unlimited, Inc. Under the terms of the agreement, BCGU will provide the Company with a part-time Controller, bookkeeping, reception, clerical, filing, data management and staffing services.

On April 24, 2006, we entered into, and our board of directors approved, our 2006 Directors Annual Compensation Program.

On April 24, 2006, we entered into, and our board of directors approved, a 3 year sublease agreement with Business Consulting Group Unlimited, Inc., allowing us to have access to the entire BCGU office space.

On May 24, 2006, we canceled the February 15 , 2006, Memorandum with L-TEXX Petroleum, LP, L-TEXX Management, LLC and Longleaf Production, LLC. The cancellation terminated our possible acquisition of the Longleaf entities and/or their assets.

On May 31, 2006, we entered into a new oil purchase agreement with Big Tex Crude, Inc. The contract is for 30 days and continues month to month thereafter.

Summary of Current Projects

We currently hold interests in six oil and gas properties: the Acadia North and Empress properties in Alberta, Canada; and the Hawkeye, Nettie Gardner, and Midkiff lease properties in Texas, and the Odom-Martin Ranch No. 1 well in Texas. Our Canadian ownership is held by Transaction in trust for Quest Canada Corp. for sections 1, 11, 12 and 23 and by Morraine Resources for sections 22 and 34.

Mergers, acquisitions, and farm-ins have added additional potential for adding proved gas reserves most notably the two additional sections of sections of land in the Acadia Project area.  We will be updating the proved reserve estimates from Chapman Engineering once the new 3D seismic data collected and processed over our current five sections in Acadia North is interpreted.

We successfully brought Acadia North well “10-22 ” on-line effective October 15, 2005. The well was producing an average of 1.82 MMCF for a total of 130 MMCF of natural gas since production began. However, due to forces of nature, Well 10-22 was shut in from on March 22, 2006 until April 24, 2006. Well 10-22 is currently operating but at a reduced rate of production. Well 10-22 contributed $1,560,443 in revenues for the year with a total production of 215.38 MMCF.

In addition, with the purchase of the Midkiff Field that is contiguous with the Hawkeye Field, we realized significant increase in our oil holdings. The oil located in our Hawkeye, Nettie Gardner, and Midkiff leases are located in Eastland and McCulloch counties, in Central Texas. Reports prepared by Gleason Engineering on each of these acquisitions indicate that oil was recoverable from previously produced reservoirs, primarily the Adams Branch Limestone. These properties were acquired not for their existing production in the Shallow Adams Branch Limestone but their upside potential in the deeper reservoirs, including the Caddo Limestone, Marble Falls Limestone, Ellenberger, and the Barnett Shale. While these zones have not been evaluated on our leases, the Marble Falls and Caddo limestones are known to be productive in the area. All surrounding leased lands are productive in the Adams Branch limestone in the immediate area. A discovery in any one of the deeper zones could increase our proved reserve base significantly. Our Hawkeye, Midkiff and Nettie Gardner leases are mature and have established infrastructure consisting of approximately 200 well heads with oil and gas behind pipe.

Seven drilling locations have been surveyed on the Texas properties. Five wells on the Nettie Gardner lease (Exoc Field) and two in the Hawkeye Field area are planned as soon as practical. Approval to start the Nettie Gardner drilling program by the Texas Railroad Commission has been received. The Nettie Gardner program involves the drilling to eleven hundred feet through the Gardner sand zone, the main productive unit in the field. The primary objective is the Jennings’s gas sand at approximately 950 feet which overlies the Gardner sand. This sand was productive in the Gardner No.1 well and placed online by the previous operator with a one-mile feeder line into the main gas pipeline to the east. A dispute with the buyer on pricing scenario led to the abandonment of the well and dismantling of the line. The Jennings gas sand is also present in the Gardner No.2 well and preliminary analyses indicate that it will be productive. The development scenario includes putting the five new drills online, a re-completion of the Gardner No.1 well, perfing the Jennings sand in the Gardner No.1 well and placing all seven wells online.

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

Exploration Activities

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

In the third quarter we reached a significant milestone with the successful tie-in and commencement of production from gas well 10-22 on October 15, 2005. Production started at a rate of 2 million cubic feet of gas per day (mmcfd) and achieved an average flow rate of 1.82 mmcfd for the quarter.  A total of 130 MMscf was produced from well 10-22 contributing to our entire revenue of $1,126,859 for the quarter.

On November 16, 2005 the Company was successful in our bid for Section 11, Twp 26 Rge 2 W4M and Section 12, Twp 26 Rge 2 W4M.  The Acadia North project now consists of five sections for a total 3,200 acres.

On December 7, 2005, PetroSearch was retained to manage and conduct 3D seismic acquisition over 10 square miles in the Acadia Valley.  Acquisition of data was completed in early January 2006 and we are in the process of evaluating the date to interpret the hydrocarbon reservoir delineation.  Once results are available and feasibility is determined, we will commence drilling operations.

In our third fiscal quarter we concluded a 3D acquisition program over our main Canadian project Acadia North. We incurred capital expenditures of approximately $750,000 with the collection of approximately 10 square miles of high quality 3D data. The purpose of this program was to accelerate the development of the Acadia North properties by coming up with possible alternative development scenarios including the use of medium-length laterals in the Viking sand reservoir section and assessing the deeper potential on our acreage.

We are currently in the process of interviewing industry recognized independent third party firms to review and analyze our three dimensional geophysical data in Acadia. Until the data has been properly analyzed by the third party firms, we do not intend to allocate any cash resources towards new drilling projects in Acadia.

Empress Prospect, Alberta

Our Empress leases consist of approximately four sections of Crown P&NG rights in Eastern Alberta approximately 160 miles due east of Calgary. This prospect is a combination oil and gas play with prospective reservoirs at several levels. Gas wells in the area have produced at rates of up to three million cubic feet a day at the Viking sandstone level. One well was drilled at the end of the third quarter. Testing of three oil and gas bearing zones has been completed and results are currently being processed to determine commercial viability and production levels.  The well is presently in “shut-in” status waiting for the scheduling of 3D seismic crews.  Upon completion of seismic acquisition, interpretation and feasibility studies, we will implement a drill program designed to exploit the gas bearing zones.

Hawkeye Property, Eastland County, Texas

We formally acquired Wallstin Petroleum, LLC, “Wallstin,” on August 8, 2005.  Wallstin brought with it a management team with industry experience in junior development plays and recognizing undervalued opportunities. Additionally, Wallstin’s relationships with leaseholders helped us acquire leases located in Eastland County, Texas and McCulloch County, Texas. This led to the acquisition of the Midkiff extension to the Hawkeye area.

The Eastland County, Texas leases, “Hawkeye/Midkiff,” consist of 11 oil leases totaling just over a thousand acres, more or less, with approximately 200 existing wells. On December 1, 2005 we purchased the Hawkeye/Midkiff leases for $300,000.  This property consists of 1,070 acres consisting of 7 leases and 91 wells of which 69 are known producers, 16 are injection wells, and there are 8 water supply wells.  We own 100% of the working interest with an average 73% net revenue interest in all the leases.  Production on the Hawkeye/Midkiff occurs from the shallow Adams Branch Limestone in the Canyon Group at a depth of approximately 1,100 feet. Further analysis of the Hawkeye/Midkiff revealed that of the 200 existing wells there are approximately 140 capable of being placed on production. After the initial flush production, the estimated daily production per well on average is 4-5 barrels of oil per day. The addition of the Midkiff wells have lowered our production estimate per well from last quarter based on some of the preliminary production figures but we still anticipate a low initial capital expenditure per well to place them on production. These leases remain an attractive investment.

Nettie Gardner Property, McCulloch County, Texas

The McCulloch County, Texas lease, “Gardner,” consists of 116 acres, more or less, with 2 existing wells—one gas and one oil.  We purchased the Gardner lease in July, 2005 for $17,500. We have a 100% working interest with an 80% net revenue interest in the Gardner leases.  Production on the Gardner occurs from the Jennings gas sand and the Gardner oil sand at a total depth of 1,050 feet.  We have located a drilling contractor and will sign a drilling contract as soon as practical.  Five new wells are proposed on the Gardner lease consisting of five gas wells depending on whether the Jennings gas sand is present in all wells. The Gardner oil sand is present in all the wells in the area and will be completed if the Jennings sands are not encountered. A work-over project is planned for the existing gas well, the Gardner No. 1 well. This well will be cleaned up and placed back on production. The neutron-density log for Gardner No.2 well indicates that the Jennings sand above the Gardner sand contains gas and has not been perforated and should be as productive as the Jennings sand in the Gardner No.1 well. The initial plan after drilling and completion of the gas wells is still to place a dehydrator on the lease and establish gas production to the main gas line.

On February 1, 2006 we were notified by the Texas Railroad Commission that the five (5) well drilling program for Nettie Gardner lease was approved and an estimated spud date of February 8, 2006 was acknowledged by the drilling company. However we were unable to begin drilling at that time. We are currently in the process of renegotiating the “surface damage” clause of the Gardner lease and hope to reschedule the spud date as soon as the lease has been finalized. The Hawkeye field also received TRRC approval for two (2) deep wells into the Barnett Shale to test for deep gas.  Our spud of these wells is planed to commence following the Nettie Gardner drilling program.

Odum-Martin Ranch No. 1, Parker County, Texas

On February 6, 2006 we signed a joint venture participation agreement with Gaither Petroleum for a 4.5% interest in the Odum-Martin Ranch No. 1 horizontal well.  Other participants include Sauder Management Company, Triad Oil and Gas LLC, Ryder Scott Oil Company and Carrizo Oil and Gas Inc. (NASD:CRZO).  The well has been spud and when drilling begins, is expected to take a month to drill to TVD of 6,200 feet and MD of 9,500 feet.  Our commitment will be 4.5% of $3,000,000 or $135,000.

Other Activities

Petrostar Oil Services

In September 2005, we formed a drilling services company, known as Petrostar Oil Services, Inc. as our wholly owned subsidiary. At this time, Petrostar has purchased a service rig and this newly formed company will be our oil and gas service division to conduct the workover operations on the Hawkeye and Gardner leases.  The service rig is on the Hawkeye location ready to conduct workover operations.  In addition, Petrostar will generate revenues by conducting workover operations for third party companies when not operating on our leases.

Termination of Longleaf Transaction

On February 15, 2006 we executed the Longleaf Purchase Memorandum with L-TEXX Petroleum, LP, L-TEXX Management, LLC and Longleaf Production, LLC. Both companies are managed by L-TEXX Management.

We intended to incorporate the Longleaf Purchase Memorandum into a formal Acquisition Agreement which would close 45 days following an exclusive opportunity to conduct due diligence on Longleaf. As of the date of this Report, the 45 day exclusive period has passed, we have not closed on the Longleaf transaction and we have terminated our relationship with Longleaf.

Competition

We compete in the sale of oil and natural gas on the basis of price, and on the ability to deliver products.  The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and the acquisition of equipment and labor necessary to conduct drilling activities.  The competition comes from numerous major oil companies as well as numerous other independent operators.  There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  We are a minor participant in the industry and compete in the oil and natural gas industry with many other companies having far greater financial, technical and other resources.

Governmental Regulation

Both Canada and the United States have regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters.  The amount of oil and natural gas produced is subject to control by regulatory agencies in each province and state that periodically assign allowable rates of production.  The Province of Alberta and Government of Canada also monitor and regulate the volume of natural gas that may be removed from the province and the conditions of removal.

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

Employees

We currently have seven employees among the parent and all subsidiary companies. We intend to hire additional personnel and our employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  Our policy will be to recognize the cost of compensated absences when actually paid to employees.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this prospectus before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

Our former Chief Operating Officer, William Huntington Stinson and Mr. Norman S. Neidell may have a potential lawsuit against us.

Our former Chief Operating Officer, William Huntington Stinson and Norman S. Neidell may have claims against us for certain monies they claimed they were owed in connection to their services as our Chief Operating Officer and as an alleged outside consultant. We believe that Mr. Stinson is claiming approximately $41,500 and Mr. Neidell is claiming approximately $18,000.

Our Acadia North well “10-22” was shut in and not producing for approximately one month.

Due to forces of nature, Well 10-22 was shut in from March 22, 2006 until April 24, 2006. Well 10-22 is currently operating, but at a reduced rate of production. Well 10-22 contributed $1,126,859 in revenues for our third quarter. As of March 31, 2006, Well 10-22 has total production of 215.38 MMCF. We make no guarantee that Well 10-22 will stay in production.

We are currently in default on our Senior Secured Convertible Promissory Notes and Zero Coupon Notes.

On October 6, 2005, we entered into a senior secured convertible note financing transaction with twenty five (25) accredited investors pursuant to which the investors agreed to loan us an aggregate principal amount of $8 million. The notes are released in two tranches of which $6 million was received at closing and the balance of $2 million will be released to us upon the successful effectiveness of a Registration Statement. We are in default under the terms of the notes for failing to obtain an effective Registration Statement within the time period prescribed under the terms of the notes. Our default could: (i) trigger the “cashless exercise” provision of the Series A, B & C warrants which would allow the warrants to be exercised by the holder without any funds being paid to us; or (ii) cause the notes to become immediately due and payable. If all of the notes were to become immediately due and payable, we would not have sufficient cash on hand to pay the notes and such demands for payment could potentially cause the company to become insolvent. In addition, because we have failed to obtain an effective Registration Statement within the time period prescribed by the Note and Warrant Purchase Agreement, the investors could view our failure as a breach of Section 4.1 of the Note and Warrant Purchase Agreement and, therefore, provide a basis for the investors not to provide the second $2 million tranche of the original $8 million investment.

We are in default under the terms of the Senior Secured Convertible due to our failure to make the required principal and interest payments.

We are required to make monthly principal and interest payments under the terms of our Senior Secured Convertible Promissory Notes. If a Registration Statement registering the shares underlying the notes is not effective, we are required to make the monthly payments in cash instead of registered shares of our common stock. Because a Registration Statement is not effective, we have made the first three required principal and interest payments in cash pursuant to the terms of the notes. However, due to our current cash position, we do not intend to make any additional principal and interest payments in cash to the investors. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of the notes to the investors in the form of registered shares of our common stock. The fact that we will not make the June 2006 principal and interest payments to our investors in cash will mean that we will be in default under the terms of the notes. Such a default may provide the basis for the investors to force a liquidation of our assets because all of our assets are secured by the notes. In the case of the liquidation of our assets, our common shareholders will likely lose all of their investment in our common stock.

The warrants issued pursuant to the October 6, 2005 Senior Secured Promissory Note and Zero Coupon Note financing contain a “cashless exercise” provision which may not bring in any cash to the company.

Pursuant to the October 6, 2005 senior secured convertible note financing transaction with twenty five (25) accredited investors, we issued Series A, B and C warrants. We also issued Series A, B, C and D warrants to the Placement Agent. Assuming all of the warrants are exercised for cash, we may receive up to $37,025,000 from the exercise of the warrants. However, the Series A, B and C warrants issued to the investors contain a “cashless exercise” provision whereby the holders may exercise the warrant without payment to us. The “cashless exercise” provision may be utilized by the holder only if one year has elapsed since the date of issuance of the warrant and a Registration Statement registering the common stock underlying the warrant is not in effect as required. The Series A, B, C and D warrants issued to the Placement Agent also contain a “cashless exercise” provision which may be utilized by the holder without restriction.

There may be a conflict of interest between Messrs. Panther, II and Baum and the company.

Messrs. James B. Panther, II and Mark L. Baum, Esq. are officers of the company as well as principals of Business Consulting Group Unlimited Inc. which has been retained to provide internal business operations services. A potential conflict may arise between the duties of Messrs. Panther, II and Baum while acting as an officer of the company and while acting simultaneously as principals of Business Consulting Group Unlimited, Inc.

We are not subject to the corporate governance rules of any national securities exchange.

Our common stock is not listed or quoted on the New York Stock Exchange, the Nasdaq National Market or the American Stock Exchange.  As a result, we are not subject to the corporate governance requirements of those regulatory organizations. These requirements are generally intended to increase the likelihood that boards will make decisions in the best interests of stockholders. Specifically, we are not required to have a majority of our directors be independent or to have compensation, nominating and corporate governance committees comprised solely of independent directors. As a result, our stockholders are not afforded the protections of these corporate governance requirements.

The agreements we entered in connection with our October 2005 financing contain covenants and restrictions that may limit our ability to operate our business.

The agreements relating to our October 2005 financing limit our ability to, among other things: declare or pay dividends or distributions on any equity securities, create or incur additional indebtedness, create additional liens on our assets and repurchase common stock.  These restrictions could adversely affect our ability to borrow additional funds or raise additional equity to fund our future operations. In addition, if we fail to comply with any of the covenants contained in the agreements or otherwise default under the documents, the holders may accelerate the indebtedness, and we may not have sufficient funds available to make the required payments.  We are currently in breach of certain of the terms of these documents.

We are an exploration stage company and we have limited history.

We are an exploration stage company that has limited operations. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. Our primary business purpose is to acquire and participate in exploration stage oil and gas properties around the globe. As of the date of this prospectus, our operations are limited to two operating projects. As an exploration stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the oil and gas business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our projects. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “QOIL” There has been limited trading activity in our common stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our common stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this prospectus or at a time at which you may desire to sell your shares.

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

Substantial sales of our common stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Outstanding secured convertible notes may substantially increase the number of outstanding shares of our common stock.

On October 6, 2005, we entered into a convertible note financing transaction with twenty five (25) accredited investors pursuant to which the investors agreed to loan us an aggregate principal amount of $8,000,000. We agreed to issue to the investors; senior secured convertible notes, zero coupon convertible notes and common stock purchase warrants. The senior secured convertible notes are due October 6, 2007, and bear interest, in arrears, at a rate per annum equal to ten percent (10%), payable annually on October 1 of each year commencing October 1, 2006 at our option in (A) cash, (B) additional senior secured convertible promissory, or (C) in registered shares of our common stock. Interest is computed on the basis of a 360-day year of twelve (12) 30-day months. The senior secured convertible notes are convertible at any time, at the option of the note holder, into such number of fully paid and non-assessable shares of our common stock as is determined by dividing (x) that portion of the outstanding principal balance plus any accrued but unpaid interest under the notes at the date that the note holder elects to convert by (y) the conversion price of forty cents ($0.40) which is subject to adjustment.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this prospectus may not be accurate.

Any and all projections and estimates contained in this prospectus or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

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

If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

We may need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

Based on our current plans, we believe that we may not have sufficient financial resources to meet our operating expenses and capital requirements. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all;

• any available additional financing may not be adequate; and

• we may be required to sell shares of our common stock at extremely discounted prices in order for us to obtain additional financing.

If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to operate.

We require substantial capital requirements to finance our operations.

We have substantial anticipated capital requirements. Although we believe we have sufficient capital to fund current operations, we may require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

• cash provided by operating activities;

• available cash and cash investments; and

• capital raised through debt and equity offerings.

Although we believe the funds provided by these sources will be sufficient to meet our anticipated cash requirements, the uncertainties and risks associated with future performance and revenues will ultimately determine our liquidity and our ability to meet anticipated capital requirements. If declining prices cause our anticipated revenues to decrease, we may be limited in our ability to replace our proved reserves, to maintain current production levels and to undertake or complete future drilling and acquisition activities. As a result, our production and revenues would decrease over time and may not be sufficient to satisfy our projected capital expenditures. We may not be able to obtain additional financing in such a circumstance.

The oil and natural gas market is volatile and exposes us to financial risks.

Our profitability, cash flow and the carrying value of our oil and gas properties are highly dependent on the market prices of oil and natural gas. Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control. These factors include changes in tax laws, the level of consumer product demand, weather conditions, the price and availability of alternative fuels, the price and level of imports and exports of oil and natural gas, worldwide economic, political and regulatory conditions, and action taken by the Organization of Petroleum Exporting Countries. Any significant decline in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition and on the carrying value of our proved reserves consequently, we may not be able to generate sufficient cash flows from operations to meet our obligations and to make planned capital expenditures.

Failure to fund continued capital expenditures could adversely affect results.

If our anticipated revenues substantially decrease as a result of lower oil and gas prices or otherwise, we may have a limited ability to expend the capital necessary to replace our proved reserves or to maintain production at expected levels, resulting in a decrease in production over time. We expect that we will continue to make capital expenditures for the acquisition, exploration and development of oil and gas. Historically, we have financed these expenditures primarily with proceeds from debt and equity financings. We believe that we will have sufficient cash flow from operations and financings to fund capital expenditures. However, if our cash flow from anticipated operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing or other sources of capital will be available to meet these requirements. If we are not able to fund our capital expenditures, our interests in some of our properties may be reduced or forfeited and our future cash generation may be materially adversely affected as a result of the failure to find and develop additional oil and gas fields.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

Our success largely depends on the skills, experience and efforts of our senior management, particularly our interim President, Chief Executive Officer and Director, James B. Panther, II, our Chief Financial Officer and Director, Joseph F. Wallen, and our Director, Chris Phillips, CPA. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to operate efficiently. We do not maintain key man life insurance policies on any of our officers, although we may obtain such insurance policies in the future.

There are warrants to purchase up to 67,604,606 shares of our common stock currently outstanding.

We have granted warrants to purchase an aggregate of 67,604,606 shares of our common stock to various persons and entities, of which warrants to purchase up to 67,604,606 shares of our common stock are currently exercisable. The exercise prices on these warrants range from $0.1503 per share to $0.80 per share. If issued, the shares underlying the warrants would significantly increase the number of shares of our common stock currently outstanding and will dilute the holdings and voting rights of our existing stockholders.

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

We may become parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by us and include claims for personal injuries and property damages. Our current operations may involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations obligate us and/or our subsidiaries to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

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

Our estimates of the quantities of proved reserves and our projections of both future production rates and the timing of development expenditures are uncertain and may prove to be inaccurate. You should not construe these proved reserve estimates as the current market value of our oil and natural gas proved reserves. Any downward revisions of these estimates could adversely affect our financial condition. We also make certain assumptions regarding future oil and natural gas prices, production levels, and operating and development costs that may prove incorrect when judged against our actual experience. Any significant variance from these assumptions could greatly affect our estimates of proved reserves, future net cash flows and our ability to borrow funds.

We compete against significant players in the oil and natural gas industry, and our failure in the long-term to complete future acquisitions successfully could reduce our earnings and cause revenues to decline.

The oil and natural gas industry is highly competitive. Our ability to acquire properties and to discover additional proved reserves depends on our ability to consummate transactions in this highly competitive environment. We compete with major oil companies, other independent oil and natural gas companies, and individual producers and operators. Many of these competitors have access to greater financial and personnel resources than those to which we have access. Moreover, the oil and natural gas industry competes with other industries in supplying the energy and fuel needs of industrial, commercial and other consumers. Increased competition causing oversupply or depressed prices could materially adversely affect our revenues.

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

Our business plan anticipates that we will continually acquire, explore and develop new oil and natural gas proved reserves to replace those produced and sold. There is no assurance that we will be successful with our drilling, acquisition or exploration activities. Casualty risks and other operating risks could cause proved reserves and revenues to decline.

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

We may encounter difficulties in the marketing of our oil and natural gas production. Effective marketing depends on factors such as the existing market supply and demand for oil and natural gas and the limitations imposed by governmental regulations. The proximity of our proved reserves to pipelines and the available capacity of such pipelines and other transportation, processing and refining facilities also affect our marketing efforts. When we discover hydrocarbons in commercial quantities, a substantial period of time may elapse before we begin commercial production. If pipeline facilities in an area are insufficient, we may have to wait for the construction or expansion of pipeline capacity before we can market production from that area. Also, natural gas wells may be shut in for lack of market demand or because of the inadequate capacity or unavailability of natural gas pipelines or gathering systems.

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

• equipment failures or accidents

• adverse weather conditions

• compliance with governmental requirements

• shortages or delays in the availability of drilling rigs, crews and equipment

Even if drilled, our completed wells may not produce proved reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable proved reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources.

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

We anticipate that some of our revenues may be received in Canadian dollars or other currencies other than US Dollars depending on where in the world we are producing oil & gas. Foreign currency can fluctuate against the US dollar in which the Company’s financial statements are prepared. There is no assurance that any currency exchange will be favorable and given that some of our major expenses are fixed in US dollars, our operating results could be negatively impacted by such currency fluctuations.

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

Item 2. Description of Property

At present, we do not own any property. Our executive offices are currently located at 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011 and telephone number (760) 804-8844 and we rent a small office in Calgary, Alberta, Canada.

We have closed our offices located in Arlington, Texas, Houston, Texas and Vancouver, British Columbia, Canada. We remain obligated to our landlord in Houston, Texas. King Capital Corporation assumed our Vancouver lease beginning May 1, 2006, through the balance of the lease and provided us with a $35,000 note accruing interest at a rate of 8% as payment for the furniture and fixtures in the office.

Including rent and other miscellaneous expenditures, the ongoing monthly obligation until the end of the term of the lease is approximately $4,000 per month. It is possible that the Houston lease obligation will end before the term of the lease ends.

On April 24, 2006, our board of directors authorized a sub-lease of space from Business Consulting Group Unlimited, Inc. The sub-lease will provide us with access to approximately 2,800 sq. ft. of Class A office space in San Diego County, California. The term of the sub-lease is 3 years with monthly rent of $5,000 per month including, phone, computers, internet, utilities and office furniture rental.

Item 3. Legal Proceedings

On April 4, 2006, our board authorized the retention of the law firm of Zimmerman, Axelrad, Meyer, Stern & Wise, P.C. of Houston, Texas to represent the company as litigation counsel. Zimmerman, on behalf of the company, filed a Petition and Application For Temporary Restraining Order, Temporary Injunction and Permanent Injunction, and Request for Order for Deposition to Investigate Claims against our former Chief Operating Officer, William Huntington Stinson, Nana Asomani-Arko and Norman S. Neidell in the 11th Judicial District in the District Court of Harris County, Texas. The litigation arose from a dispute with our former Chief Operations Officer, William Huntington Stinson, concerning his alleged appointment as a Director, President, and Chief Executive Officer of the company.

On Thursday, April 6, 2006, our request for a Temporary Restraining Order was heard and denied by the Court. At the time that the denial for a Temporary Restraining Order was issued, the Presiding Judge set the hearing for our Temporary Injunction request for Monday, April 10, 2006. On the morning of April 10, 2006, after denying a Motion and Request for Continuance filed by Mr. Stinson, Judge Mark Davidson commenced the Temporary Injunction hearing. During the middle of Mr. Stinson’s examination, Mr. Stinson’s counsel initiated settlement discussions.

On the afternoon of April 10th, 2006, a settlement was reached and read into the court record. As a condition for our dismissing the lawsuit, Mr. Stinson agreed, in part, as follows: (i) that Mr. Stinson did not dispute the authority of our board of directors that was appointed in our March 31, 2006 board resolution (which was reported in Section 5.02 of our Current Report on Form 8-K filed on April 7, 2006); (ii) that Mr. Stinson would assist in transferring control of company monies he had control of (and which were “frozen”) into a company account that he was not a signatory; and (iii) that as of the date of the settlement, Mr. Stinson did not claim to be a member of our board of directors or an officer of the company.

As a part of the settlement, we agreed to: (i) hold a meeting, attended by two members of our board of directors to discuss a proposal made by Mr. Stinson regarding the possibility of him continuing to provide services to the company; (ii) subject to our financial claims against Messrs. Stinson and Neidell, pay Messrs. Stinson and Neidell or their assigns, certain monies they claimed they were owed in connection to their service as our Chief Operating Officer and outside consultant, respectively.

On April 21, 2006, pursuant to the terms of the settlement agreement with Mr. Stinson, we appeared at 9:00 a.m. at our Houston, Texas office for the scheduled meeting with Mr. Stinson which had been confirmed by Mr. Stinson’s former counsel. Mr. Stinson failed to appear for the meeting. On April 24, 2006, our board of directors resolved that because: (i) we had in good faith attempted to comply with the terms of the settlement agreement with Mr. Stinson; (ii) Mr. Stinson failed to attend the meeting; (iii) there were significant costs associated with making additional attempts to meet with Mr. Stinson; and (iv) the members of the Board of Directors were disinterested in doing any business with Mr. Stinson, we would not make any further attempts to deal directly with Mr. Stinson relative to complying with this term of the settlement agreement.

On April 18, 2006, the Company filed a non-suit in the above lawsuit, dismissing the case against all defendants.

On April 24, 2006, we received a compensation demand from Mr. Stinson claiming wages owed from August 2005 through April 2006. On April 12, 2006, we receive a compensation demand from N.S. Neidell & Associates claiming that we owned him compensation for his services. We do not believe that either Mr. Stinson or Mr. Neidell are legally entitled to the compensation they claim.

Currently, we are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock trades on the OTC Bulletin Board under the symbol “QOIL” The following table shows the high and low bid prices for our common stock for each quarter since April 1, 2004 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

April 1, 2005 to March 31, 2006 (OTC Bulletin Board)

	High Bid	Low Bid
First Quarter	$ .69	$ .09
Second quarter	.85	.21
Third quarter	.70	.26
Fourth quarter	.45	.27

April 1, 2005 to March 31, 2006 (OTC Bulletin Board)

	High Bid	Low Bid
First Quarter (1)	$ -	$ -
Second quarter	.77	.37
Third quarter	1.25	.60
Fourth quarter	.95	.13

    (1) Our shares of common stock began trading on June 10, 2004.

Trading Symbol

Our common stock currently trades on the OTC Bulletin Board under the symbol “QOIL.”

Holders

As of August 1, 2006 there are approximately 3,871 holders of record of our common stock.

Dividends

We do not anticipate the payment of cash dividends on its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of the date of this prospectus:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (3)(4)	-0- (2)	n/a (2)	1,471,160

Total	0	n/a (2)	1,471,160

(1) We do not have any equity compensation plans approved by the security holders.

(2) Our 2004 Stock Incentive Plan and 2005 Stock Incentive Plan allows our board of directors to grant either stock options or compensation stock under the plans. To date, we have not granted any stock options under either plan. We have issued all of the available shares under our 2004 Stock Incentive plan.

(3) 2004 Stock Incentive Plan. Our board of directors adopted our 2004 Stock Incentive Plan on August 5, 2004. The purpose of the plan is to provide us with a means of compensating selected key employees, including officers, directors and consultants for their services rendered in connection with the development of the company with shares of our common stock. The total number of shares available for the grant of either stock options or compensation stock under the plan is 6,000,000 shares, subject to adjustment. To date, we have issued all 6,000,000 shares of common stock available under the 2004 plan.

(4) 2005 Stock Incentive Plan. Our board of directors adopted our 2005 Stock Incentive Plan on July 6, 2005. The purpose of the plan is to further align the interests of employees, directors and non-employee consultants with those of the stockholders by providing incentive compensation opportunities tied to the performance of our common stock and by promoting increased ownership of our common stock by such individuals. The 2005 plan is also intended to advance our interests and the interests of the stockholders of the company by attracting, retaining and motivating key personnel upon whose judgment, initiative and effort we are largely dependent.

The total number of shares available for the grant of either stock options or compensation stock under the 2005 plan is 3,000,000 shares, subject to adjustment. As of July 10, 2006, we have issued 2,888,840 shares of common stock available under the plan.

Our 2005 Stock Incentive Plan is administered by a committee comprised of one or more members of our board of directors, or if no such committee exists, our entire board.

The committee shall have such powers and authority as may be necessary or appropriate for the committee to carry out its functions as described in the plan. Subject to the express limitations of the plan, the committee shall have authority in its discretion to determine the eligible persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award, and all other terms of the award. Subject to the terms of the plan, the committee shall have the authority to amend the terms of an award in any manner that is not inconsistent with the plan, provided that no such action shall adversely affect the rights of a participant with respect to an outstanding award without the participant’s consent. All interpretations, determinations and actions by the committee shall be final, conclusive, and binding upon all parties.

If there shall occur any change with respect to the outstanding shares of our common stock by reason of any recapitalization, reclassification, stock dividend, extraordinary dividend, stock split, or other distribution with respect to the shares of common stock, or any merger, reorganization, consolidation, combination, spin-off or other similar corporate change, or any other change affecting the common stock, the committee may, in the manner and to the extent that it deems appropriate and equitable to the participants and consistent with the terms of the plan, cause an adjustment to be made in (i) the maximum number and kind of shares provided, (ii) the number and kind of shares of common stock, or other rights subject to then outstanding awards, (iii) the exercise or base price for each share or other right subject to then outstanding awards, and (iv) any other terms of an award that are affected by the event.

Notwithstanding anything contained in the 2005 plan to cover the contrary, including any adjustments, the maximum aggregate number of shares of common stock that may be issued and sold under all awards granted under the plan shall be anti-dilutive in the event of a reverse stock split by the company and shall not result in any reduction in the number of shares available and authorized under the plan at the effective time of such reverse stock split(s).

The 2005 plan shall terminate on the tenth anniversary of the date of its adoption. Our board may, in its discretion and at any earlier date, terminate the plan. However, no termination of the plan shall adversely affect any award theretofore granted without the consent of the participant or the permitted transferee of the award.

Item 6. Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. Factors that could cause actual results to differ from expectations include, but are not limited to, those set forth under the section “Risk Factors” set forth in this report.

The forward-looking events discussed in this prospectus, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

We are an independent exploration stage oil and natural gas company that explores for, acquires and develops oil and natural gas properties. Currently, our operations are currently focused in the United States and on the Canadian oil and gas fields of Alberta. We are also exploring other various global opportunities.

Corporate History

We were originally incorporated in the State of Nevada on January 19, 1999 under the name of Luna Technologies, Inc. We have changed our name several times as follows: Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004). In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects in Alberta.  In August 2005, we acquired Wallstin Petroleum LLC. Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

Results of Operations

For our fiscal year ended March 31, 2006, we had a net loss of $9,258,172 compared to a net loss of $997,616 for the previous year ended March 31, 2005.  This increase in expenses is a result of the significant increase in operating expenses since we commenced oil and gas operations in October of 2004.  Contributing factors for the increased loss are salaries and wages of $777,901, consulting fees of $1,501,988, financing fees of $101,121, lease operating expenses of $370,598, payment of principal on outstanding notes of $600,000 and interest expense of $4,329,489.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $1,558,146 compared to $3,197 at March 31, 2005.

On October 6, 2005, we entered into a convertible note financing transaction with twenty five (25) accredited investors pursuant to which the investors agreed to loan us an aggregate principal amount of $8 million. The notes are released in two tranches of which $6 million was received at closing and the balance of $2 million will be released to us upon the successful effectiveness of a Registration Statement. At their election, the investors are also entitled to invest up to an additional $2 million. Each investor will receive a Zero Coupon Note equal to 5% of total amount invested by each investor. We agreed to issue to the investors, senior secured convertible notes, zero coupon convertible notes and common stock purchase warrants.

The senior secured convertible notes issued at the initial closing are due October 6, 2007, and bear interest, in arrears, at a rate per annum equal to ten percent (10%), payable annually on October 1 of each year commencing October 1, 2006 at our option in (A) cash, (B) additional senior secured convertible promissory notes, or (C) in registered shares of our common stock. Interest is computed on the basis of a 360-day year of twelve (12) 30-day months.

Commencing on the fifth (5th) month following the issuance of the senior secured convertible notes and continuing thereafter on the first (1st) business day of each month we are required to pay an amount to each note holder equal to 1/20th of the original principal amount of the senior secured convertible notes plus any accrued but unpaid interest. Payment may be made at our option in cash or registered shares of our common stock. If we elect to make payments in registered shares of our common stock, the number of shares issued to the note holder shall be discounted to eighty-seven and one-half percent (87.5%) of the average of the closing bid price of our common stock for the ten (10) trading days immediately preceding the payment date. Payment may be made in registered shares of our common stock only if: (A) the Registration Statement providing for the resale of the shares of common stock issuable upon conversion of the senior convertible notes is effective and has been effective, without lapse or suspension of any kind, for a period of twenty (20) consecutive calendar days, (B) trading in our common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which our common stock is trading), (C) we are in material compliance with the terms and conditions of the senior secured convertible notes and other financing documents, and (D) the issuance of shares of common stock to each note holder does not violate the note holder’s 4.9% or 9.9% ownership cap restrictions.

The senior secured convertible notes are convertible at any time, at the option of the note holders, into such number of fully paid and non-assessable shares of our common stock as is determined by dividing (x) that portion of the outstanding principal balance plus any accrued but unpaid interest under the notes at the date that the note holder elects to convert by (y) the conversion price of forty cents ($0.40) which is subject to adjustment.

We may cause the conversion of the senior secured convertible notes if, at any time following the effective date of the Registration Statement which registers the shares underlying the notes, the closing bid price exceeds $0.80 for a period of ten (10) consecutive trading days and the average daily trading volume for such ten (10) consecutive trading day period exceeds 250,000 shares of common stock subject to certain conditions. Upon mandatory conversion, the principal amount of the senior secured convertible notes plus all accrued and unpaid interest shall convert into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the principal amount of the notes plus all accrued and unpaid interest outstanding on the mandatory conversion date divided by (ii) the conversion price in effect on the mandatory conversion date.

So long as the Registration Statement is effective, in the event that the closing bid price of the common stock is greater than $0.40 and less than $1.25, the maximum number of shares of common stock that may be issued upon conversion of the notes shall not exceed the greater of (1) twenty-five percent (25%) of the aggregate trading volume for the prior fifteen (15) days or (2) twenty percent (20%) of the original principal amount of the notes.

Prepayment of the senior secured convertible notes may be required at the option of the note holder subject to certain conditions. In addition, so long as ten (10%) of the original principal amount of the notes are outstanding, we can require prepayment of the notes by paying in cash, all or portion of the outstanding principal amount of the notes together with all accrued and unpaid interest thereon with thirty (30) days prior written notice to the note holder at a price equal to one hundred twenty-five percent (125%) of the aggregate principal amount of the notes plus any accrued but unpaid interest.

The senior secured convertible notes are secured by a security agreement that we and our subsidiaries entered into with the investors. The security agreement grants the investors a secured interest in all of the collateral, as defined in the agreement, of the company and its subsidiaries until such time as our obligations under the senior secured convertible notes have been meet. In addition to the security agreement, Quest Canada Corp., our wholly owned Canadian subsidiary has entered into a guarantee and indemnity agreement with the investors, whereby Quest Canada has guaranteed payment of the notes and agreed to indemnify the investors against losses arising from our failure to meet the obligations of the notes. Quest Canada has also entered into a pledge and debenture agreement with the investors whereby Quest Canada has pledged $15 million in favor of the investors as a continuing collateral security for the payment and fulfillment of the notes. We and our wholly owned subsidiary, Wallstin Petroleum, LLC have entered into a deed of trust, security agreement, financing statement and assignment of rents and leases with the investors whereby some of our Texas properties, rents, royalties and proceeds have been conveyed to the trustee as collateral security for the notes.

The zero coupon convertible notes are also due on October 6, 2007 and have terms which are substantially similar to the senior secured convertible notes. However, the zero coupon convertible notes do not bear interest.

Also in connection with the transactions, we issued to each of the note holders, and to the Placement Agent, four types of warrants to acquire shares of our common stock, which are classified as “Series A,” “Series B,” “Series C” and “Placement Agent Series A,” “Placement Agent Series B,” “Placement Agent Series C,” and “Placement Agent Series D” Warrants. As discussed below, all warrants have substantially similar terms and conditions except for the exercise prices, the expiration dates and the absence of a call provision.

We issued to each of the note holders and to the Placement Agent, “Series A” warrants entitling the investors and the Placement Agent to acquire an aggregate of 27,500,000 shares of our common stock at an exercise price of $0.80 per share. The warrants issued to the investors have a “cashless exercise” provision which may be utilized by the holder only if one year has elapsed since the date of issuance of the warrant and a Registration Statement registering the common stock underlying the warrant is not in effect as required. The warrants issued to the Placement Agent have a “cashless exercise” provision which may be utilized by the holder without restriction. Subject to certain conditions, including the effectiveness of a Registration Statement providing for the resale of the common stock underlying the warrants, we may call the Series A warrants at any time so long as the value of our common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series A warrants issued to the note holders are exercisable for a period of three (3) years. The Placement Agent Series A warrants are exercisable for a period of five (5) years.

We issued to each of the note holders and to the Placement Agent, “Series B” warrants entitling the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of our common stock at an exercise price of $0.46 per share. The warrants issued to the investors have a “cashless exercise” provision which may be utilized by the holder only if one year has elapsed since the date of issuance of the warrant and a Registration Statement registering the common stock underlying the warrant is not in effect as required. The warrants issued to the Placement Agent have a “cashless exercise” provision which may be utilized by the holder without restriction. Subject to certain conditions, including the effectiveness of a Registration Statement providing for the resale of the common stock underlying the warrants, we may call the Series B warrants at any time so long as the value of our common stock is greater than $0.56 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series B warrants issued to the note holders are exercisable for a period of two (2) years following the effective date of the Registration Statement providing for the resale of the shares of common stock underlying the warrants and the shares of common stock issuable upon conversion of the notes. The Placement Agent Series B warrants are exercisable for a period of five (5) years.

We issued to each of the note holders and to the Placement Agent, “Series C” warrants which entitle the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of our common stock at an exercise price of $0.56 per share. The warrants issued to the investors have a “cashless exercise” provision which may be utilized by the holder only if one year has elapsed since the date of issuance of the warrant and a Registration Statement registering the common stock underlying the warrant is not in effect as required. The warrants issued to the Placement Agent have a “cashless exercise” provision which may be utilized by the holder without restriction. The Series C warrants issued to the note holders are exercisable for a period of seven (7) years. There is no call provision in the Series C warrants. However, the Series C warrants are only exercisable for the number of shares of common stock that has been issued to the warrant holder pursuant to the warrant holder’s exercise of its Series B Warrant. The Placement Agent Series C warrants are exercisable for a period of seven (7) years.

We issued to the Placement Agent, Placement Agent “Series D” warrants which entitle the Placement Agent to acquire an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.40 per share with a “cashless exercise” provision which may be utilized by the holder without restriction. The Placement Agent Series D warrants are exercisable for a period of five (5) years.

Assuming the total principal amount of each senior secured note and each zero coupon note held by each of the selling securityholders is converted into common stock at a conversion price of $0.40 and all the converted shares are sold in this offering, the outstanding shares will be increased by 20,400,000. Assuming all warrants held by the selling securityholders are exercised and all shares underlying the warrants are sold in this offering, the outstanding shares will be increased by an additional 57,500,000.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this prospectus.

As of March 31, 2006, we, including our wholly owned subsidiary, Quest Canada Corp, have approximately $1,558,146 cash on hand. From operations, we estimate that we will net approximately $20,000 per month depending on production levels of our operating wells.  Given our current commitments and working capital, we believe that we can support our operations for the next 12 months and expand our business at a modest rate. We have received approval to drill 7 wells in Texas. Assuming we are able to successfully drill and bring the additional wells into operation, our anticipated revenues from our combined operations will increase.

Although we believe that we are able to operate without additional financing, in order to expand operations, we may continue to seek additional capital over the next 12 months from the additional sale of our securities. The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us, anticipated private placements of our common stock, the level of funding obtained through other financing sources, and the timing of such funding. In the event we are unable to raise additional capital, we will be unable to expand operations as desired.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

We are required to make monthly principal and interest payments under the terms of our Senior Secured Convertible Promissory Notes. If a Registration Statement registering the shares underlying the notes is not effective, we are required to make the monthly payments in cash instead of registered shares of our common stock. Because a Registration Statement is not effective, we have been required to make the first three payments is cash. The first three payments under the terms of the notes were as follows: $505,000, $364,875 and $362,250. However, due to our current cash position, we do not intend to make any additional principal and interest payments in cash to the investors. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of the notes to the investors in the form of registered shares of our common stock. The fact that we will not make the June 2006 principal and interest payments to our investors in cash will mean that we will be in default under the terms of the notes. Such a default may provide the basis for the investors to force the liquidation of our assets. In the case of the liquidation of our assets, our common shareholders will likely lose all of their investment in our common stock.

Equipment

Equipment is recorded at historical cost.  The straight line method with a half year convention is used for depreciation. Asset life in years is a follows:

Computer equipment	5 years
Furniture and equipment	7 years
Well service equipment	7 years
Vehicles	5 years

Foreign Currency Transactions

Monetary assets and liabilities are translated at balance sheet date exchange rates; other assets and liabilities have been translated at the rates prevailing at the date of the transaction.  Revenue and expense items, except for amortization, are translated at the average rate of exchange for the year.  Amortization is converted using rates prevailing at dates of acquisition.  Gains and losses from foreign currency translation are included in the statement of operations.  All figures presented are in US dollars.

Critical Accounting Policies - Oil and Gas Activities

We follow the full cost method of accounting for our oil and gas activities; accordingly, all costs associated with the acquisition, exploration, and development of oil and gas properties are capitalized within the appropriate cost center.  Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by us for our own account, and do not include any costs related to production, general corporate overhead, or similar activities.

All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties we own.

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

Future site restoration and abandonment costs of our petroleum and natural gas properties are provided for when a reasonable estimate can be made.  The estimated provision is reduced by expected equipment salvage values at the time of the abandonment. The resulting net estimated provision, if any, is charged against earnings over the remaining life our proved reserves on a unit-of production basis.  Actual expenditures are applied against the accumulated provision account.

On April 24, 2006, our board of directors authorized our President and Chief Executive Officer, James B. Panther, II, in connection with our March 31, 2006, Annual Report on Form 10-KSB, to engage firms to provide us with new independent reserve report for all of our properties.

Additional Accounting Disclosures

On April 24, 2006, our board of directors authorized our President and Chief Executive Officer, James B. Panther, II, in connection with our March 31, 2006, Annual Report on Form 10-KSB, to engage an independent forensic accounting firm to provide us with a forensic accounting of all of the company’s cash flows for the 12 months preceding March 31, 2006. As of the date of this Report, we have no information that would lead us to believe that there was a misappropriation of any company monies. The board of directors order of the forensic accounting is precautionary given the recent changes in management and to our board of directors.

Stock Based Compensation

The Company has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

Employees

We currently have seven employees among the parent and all subsidiary companies. We intend to hire additional personnel and our employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  Our policy will be to recognize the cost of compensated absences when actually paid to employees.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

Item 7. Financial Statements

Our financial statements and related explanatory notes can be found on the “F” Pages at the end of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On or before June 30, 2006, MacKay, LLP declined to stand for reelection as our Certifying Accountant. MacKay, LLP’s prior audit reports on our financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

On June 30, 2006, our board of directors approved the hiring of Malone & Bailey, PC to audit our financial statements for the year ended March 31, 2006. At no time prior to our retention of Malone & Bailey, PC, did we, or anyone on our behalf, consult with Malone & Bailey, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

The reports of our prior certifying accountant, MacKay, LLP, on our financial statements as of and for the years ended March 31, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of our most recent two years ended March 31, 2005 and 2004 and the subsequent interim periods, there were no disagreements between MacKay, LLP and us on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, that, if not resolved to the satisfaction of MacKay, LLP would have caused MacKay, LLP to make reference to the subject matter of the disagreement in connection with its reports on our financial statements for such years.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. The disclosure controls and procedures were not effective due to late filing and significant adjustments proposed by our auditors that were recorded related to non-cash debt and equity transactions. We are in the process of implementing procedures to properly account for and disclose the non-cash transactions.

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

Executive Officer and Directors

In accordance with Section 3 of our Bylaws, our directors are elected at each annual meeting of our shareholders. However, if an annual meeting is not held, or if directors are not elected at the annual meeting, the directors may be elected at any special meeting of our shareholders. Vacancies in the board of directors may be filled by a majority of the remaining directors or by a sole remaining director. Our officers are appointed by our board of directors.

On March 31, 2006, pursuant to Section 4 of our Bylaws, one of our directors, Mr. Joseph Wallen nominated, and our board appointed by unanimous decision, Mr. Panther, II as a director of the company. On April 2, 2006, our board appointed Mr. Panther, II as our President and Chief Executive Officer. No other candidates were presented to the board at the time of Mr. Panther, II’s appointment.

Our current executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

James B. Panther, II	33	Director and President and Chief Executive Officer

Joseph F. Wallen	49	Chief Financial Officer and Director

Chris Phillips, C.P.A.	34	Director

James Douglas Brown	54	Director

Mark L. Baum, Esq.	33	General Counsel

James B. Panther, II
Director, President and Chief Executive Officer

Mr. Panther, II is our President, Chief Executive Officer and one of our directors. Mr. Panther, II is not a full time employee and has other outside commitments. His career has focused on managing fund raising, financing, M & A, and advisory services in a merchant banking environment. In addition to acting as our President, Chief Executive Officer, and director, Mr. Panther, II heads, and is a principal of, Business Consulting Group Unlimited, Inc.’s Capital Markets Group where he brings a combination of corporate finance, operational, and strategic experience to the firm since joining in 2001. BCGU currently owns 375,000 shares of our common stock. Prior to BCGU, Mr. Panther, II was Managing Director of Brighton Capital Partners, LLC, a merchant banking firm, from 1998 to 2001. Prior to joining Brighton Capital Partners, LLC, Mr. Panther, II was Managing Partner of Bristol Partners from 1994 to 1998 where he was responsible for portfolio investments. Mr. Panther, II holds B.A. in Finance from Boston College and a General Course Degree in Economics from the University of Granada, Granada, Spain.  He is fluent in English and Spanish.

Joseph F. Wallen
Director and Chief Financial Officer

Mr. Wallen is our Chief Financial Officer.  Mr. Wallen is a Graduate of the University of Texas at San Antonio Business School and has spent the last 26 years performing operations and administrative functions for numerous mid-tier oil and gas companies.  Although his main focus has been in the Texas oil and gas industry, Mr. Wallen has worked in the prolific Altamont-Bluebell Field in the Uintah Basin of Utah.  He handled the financial and field operations for Roadrunner Oil Inc, an independent operator.  His duties included the monthly government filings, maintaining daily communications with field personnel, internal accounting and lease operation.  Mr. Wallen is well placed to understand the intricacies of oil and gas accounting and field operations. Mr. Wallen co-founded Tauren Exploration (Texas) in February 1992 and through 1997 where he was responsible for all accounting functions of the company, including the field operations, communications and scheduling of field personnel and the drilling and production of the oil/gas leases, all monthly government filings. In June 1997, Mr. Wallen joined Road Runner Oil Inc (Utah) where he was responsible for all administrative operations of the oil field in the Uintah County, Utah through August 2002 after the sale of the Road Runner properties, Mr. Wallen consulted for several oil and gas companies in operations and financial functions from August 2002 until March 2004. In March 2004 Mr. Wallen started his own company known as Wallstin Petroleum which was acquired by Quest Oil Corporation in August 2005 at which time Mr. Wallen began working for Quest Oil Corporation as its Chief Financial Officer.

Chris Phillips, C.P.A.
Director

Mr. Phillips is one of our directors. Since 2004, Mr. Phillips has been the President and CEO of Apogee Financial Investments, Inc. a merchant bank which owns 100% of Midtown Partners & Co., LLC, a NASD licensed broker-dealer. From 2000 he has been the managing member of TotalCFO, LLC which provides consulting and CFO services to a number of companies and high wealth individuals. Presently, he is a Board Member of Telzuit Medical Technologies, Inc. (TZMT) and an advisory board member for a number of other public and private companies.  Mr. Phillips holds a Bachelors of Science Degree in Accounting and Finance and a Masters of Accountancy with a concentration in Tax from the University of Florida. Mr. Phillips is a Florida licensed Certified Public Accountant and Real Estate Salesperson. Mr. Phillips is also a principal of Midtown Partners & Co., LLC, the Broker Dealer which acted as the placement agent for the convertible note financing transaction.

James Douglas Brown
Director

Mr. Brown is one of our Directors.  He is a graduate of the University of Edinburgh. From 1998 until the present, Mr. Brown serves as a director of LIM Asia Arbitrage fund, one of the oldest hedge funds in Asia. During this same time frame, Mr. Brown also became a director with Eastern Grasmere Limited, a Russian equity fund and Inyx Inc, a medium sized specialty pharmaceutical company. From 2003 until the present date, Mr. Brown sits on the board of directors for Inyx, Inc. and LIM Asia. In 2005, Mr. Brown became a director of Quest Oil Corporation. On April 24, 2006, Mr. Brown was nominated and approved to serve a one year term as the Chairman of our Compensation Committee.

Mark L. Baum, Esq.
General Counsel

Mr. Baum is our General Counsel. He is not a full time employee and has other outside commitments. In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm, PC a firm which he founded in 1998 and has been operating on an ongoing basis. Mr. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures. Mr. Baum’s law practice focuses on securities laws and related issues for small-cap and micro-cap publicly reporting companies. Mr. Baum is also a director of PNG Ventures, Inc. a publicly traded company.

Information about our Board and its Committees.

Audit Committee

On April 24, 2006, our Board of Directors approved the creation of an Audit Committee. Mr. Chris Phillips, CPA is the current Chairman of the Committee, serving a one year term until the end of 2006.

Compensation Committee

On April 24, 2006, our Board of Directors approved the creation of a Compensation Committee. Mr. James Douglas Brown is the current Chairman of the Committee, serving a one year term until the end of 2006.

Advisory Board

On April 24, 2006, our Board of Directors approved the creation of an Advisory Board. As of the date of this Report, there are no members of the Advisory Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2005, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

Code of Ethics

Effective May 18, 2005, our board of directors adopted the Quest Oil Corporation Code of Business Conduct and Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. We will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at: 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered, and to be rendered, through the fiscal years ending March 31, 2006 and 2005.

	Annual Compensation				Long-Term Compensation
						Common
						Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Roderick Bartlett (1)	2006	$22,500	-0-	-0-	-0-	------	-0-
Former Director,	2005	90,000	-0-	-0-	$150,000(3)	------	-0-
President and
Chief Executive Officer

Cameron King (2)	2006	$90,000	-0-	-0-	-0-	------	-0-
Former President,	2005	90,000	-0-	$12,500(5)	$100,000(4)	------	-0-
Chief Executive Officer
and Director

Joseph F. Wallen	2006	$60,000	-0-	-0-	-0-	------	-0-
Chief Financial Officer	2005	$-0-	-0-	-0-	-0-	------	-0-
and Director

William H. Stinson	2006	$120,000	-0-	-0-	-0-	------	-0-
Former President, Chief Executive Officer Chief Operating Officer and Director	2005	-0-	-0-	-0-	-0-	------	-0-

Douglas Blackman	2006	$42,000	-0-	-0-	-0-	------	-0-
Former Secretary and Director	2005	-0-	-0-	-0-	-0-	------	-0-
							-0-
James B. Panther, II	2006	$126,000(6)	-0-	-0-	-0-	4,000,000 (7)(6)	-0-
President, Chief Executive Officer and Director	2005	-0-	-0-	-0-	-0-	------

Chris Phillips, CPA	2006	$0	-0-	-0-	-0-	------	-0-
Director	2005	-0-	-0-	-0-	-0-	------	-0-

Mark L. Baum, Esq.	2006	$126,000(6)	-0-	-0-	-0-	4,000,000 (7)(6)	-0-
General Counsel	2005	-0-	-0-	-0-	-0-	------	-0-

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

(3)	Awarded 3,000,000 shares with a fair market value of $0.05 per share.

(4)	Awarded 2,000,000 shares with a fair market value of $0.05 per share.

(5)	Awarded 250,000 shares with a fair market value of $0.05 per share.

(6)	Received pursuant to an employment agreement dated April 24, 2006.

(7)	Granted warrants to purchase 4,000,000 shares of our common stock pursuant to an employment agreement dated April 24, 2006.

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment and Consultant Agreements

As of the year ended March 31, 2005, we had entered into management agreements with Mr. Roderick Bartlett, our former President and Chief Executive Officer, and Mr. Cameron King our former President and Chief Executive Officer. On June 30, 2005, Mr. Bartlett resigned from his position as President and Chief Executive Officer and terminated his management agreement with us. On February 24, 2006, Mr. King resigned from his positions as Director, President and Chief Executive Officer and terminated his management agreement with us.

On April 2, 2006, our Board of Directors authorized, on a month to month basis, a $100 per day payment to our President and Chief Executive Officer, James B. Panther, II.

On April 24, 2006, our board of directors authorized a 2 year employment agreement with Mr. James B. Panther, II to serve as our President and Chief Executive Officer. Under the terms of the agreement Mr. Panther, II will receive: (i) an annual salary of $126,000; (ii) warrants to purchase up to 4,000,000 shares of our common stock; and (iii) a five percent (5%) carried working interest, net of any taxes and royalties, on a going forward basis, in any production that is brought online during his employment. The carried working interest continues for the life of the well.

On April 24, 2006, our board of directors authorized a 2 year employment agreement with Mr. Mark L. Baum, Esq. to serve as our General Counsel. Under the terms of the agreement Mr. Baum will receive: (i) an annual salary of $126,000 per year; (ii) warrants to purchase up to 4,000,000 shares of our common stock; and (iii) a five percent (5%) carried working interest, net of any taxes and royalties, on a going forward basis, in any production that is brought online during his employment. The carried working interest continues for the life of the well.

On April 24, 2006, our board of directors authorized a 1 year employment agreement with Mr. Joseph F. Wallen to serve as our Chief Financial Officer. Under the terms of the agreement, Mr. Wallen will receive: (i) an annual salary of $60,000; (ii) warrants to purchase up to 1,000,000 shares of our common stock; and (iii) a two and one half percent (2.5%) carried working interest, net of any taxes and royalties, on a going forward basis, in any production that is brought online during his employment. The carried working interest continues for the life of the well.

On April 24, 2006, our board of directors authorized a 2 year operating agreement with Business Consulting Group Unlimited, Inc. to provide controlling, bookkeeping, administrative support and general executive support services. Under the terms of the agreement, BCGU will receive $14,000 per month as compensation.

On April 24, 2006, our board of directors authorized a 6 month consulting agreement with Luis Leung to provide computer and systems support to us. Under the terms of the agreement, Mr. Leung will receive: (i) 250,000 shares of our common stock registered on Form S-8; and (ii) “cashless” Common stock purchase warrants to purchase 250,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing market price of our common stock as of April 24, 2006. The warrants shall have a term of 5 years.

On April 24, 2006, our board of directors authorized a 6 month consulting agreement with Jerry Pence to provide us with acquisition assistance. Under the terms of the agreement, Mr. Pence will receive: (i) 150,000 shares of our common stock registered on Form S-8; and (ii) “cashless” Common stock purchase warrants to purchase 150,000 shares of the Company’s common stock at an exercise price equal to 110% of the closing market price of our common stock as of April 24, 2006. The warrants shall have a term of 5 years.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the 72,921,266 issued and outstanding shares of our common stock as of August 15, 2006 by the following persons:

(1)	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

(2)	each of our directors and executive officers; and

(3)	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Joseph F. Wallen (1)	650,750	.00947
James B. Panther, II (1) (3)	(2) 375,000	.00546
Chris Phillips (1)(6)	2,200	.00003
Mark L. Baum, Esq.(1)(4)	(5) 375,000	.00546
James Douglas Brown (1)	0	.00000

All directors and officers as a group	1,402,950	.02042

(1)	The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, CA 92011.

(2)	James B. Panther, II is a principal of Business Consulting Group Unlimited, Inc. which owns 375,000 shares of our common stock.

(3)
Pursuant to Mr. Panther, II’s employment agreement with us, he will receive compensation of 4,000,000 “cashless” common stock purchase warrants. The warrants are exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 2,000,000 upon execution of the agreement and 500,000 every 90 days thereafter. As of the date of this Report, these securities, although due and payable, have not been issued.

(4)	Mark L. Baum, Esq. is a principal of Business Consulting Group Unlimited, Inc. which owns 375,000 shares of our common stock.

(5)
Pursuant to Mr. Baum’s employment agreement with us, he will receive compensation of 4,000,000 “cashless” common stock purchase warrants. The warrants are exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 2,000,000 upon execution of the agreement and 500,000 every 90 days thereafter. As of the date of this Report, these securities, although due and payable, have not been issued.

(6)	Mr. Phillips resigned as one of our directors on July 14, 2006.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this prospectus and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this prospectus.

Item 12. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions.

Formation of Quest Canada Corp., a Canadian subsidiary. In November, 2004, we formed Quest Canada Corp., our wholly owned subsidiary, for the purpose of holding our Canadian oil and gas projects. Quest Canada Corp. is the contracting entity for the Acadia North Project in Alberta.

Acquisition of Wallstin Petroleum, LLC. On August 5, 2005, we entered into a Membership Interest Exchange Agreement with all the members of Wallstin Petroleum LLC, a Texas limited liability company. Pursuant to the terms of the agreement, the members agreed to exchange 100% of their membership interest in Wallstin Petroleum LLC for a total of 1,502,000 restricted shares of common stock. The shares were issued under Rule 144.

 Our Subsidiaries. We currently own the following wholly owned subsidiaries: Quest Canada Corporation; Wallstin Petroleum LLC; and Petrostar Oil Services Inc. Quest Canada Corporation was created for the purpose of holding Alberta oil and gas property acquisitions.  Wallstin Petroleum LLC was acquired for their management abilities and contacts in Texas.  Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

Transactions with Promoters

None.

Item 13. Exhibits.

Exhibit No.	Description

3(i).1	Articles of Incorporation. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference).

3(i).2	Certificate of Amendment to the Articles of Incorporation (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 29, 2004 and incorporated herein by reference).

3(ii)	Bylaws. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference.).

4.1	2004 Stock Incentive Plan (Attached as an exhibit to our Registration Statement on Form S-8 filed on August 5, 2004 and incorporated herein by reference).

10.1
Participation Agreement dated January 28, 2005, by and between Quest Canada Corp. and Vega Resources, LTD. (Attached as an exhibit to our Annual Report on Form 10 KSB filed on July 1, 2005 and incorporated herein by reference.).

10.2
Chief Financial Officer Compensation Agreement dated February 1, 2004, by and between the company, Cameron Scott King and King Capital Corporation. (Attached as an exhibit to our Annual Report on Form 10-KSB filed on July 1, 2005 and incorporated herein by reference.).

10.3
Chairman, President and CEO Compensation Agreement dated February 1, 2004, by and between the company, Roderick C. Bartlett and BPYA 966 Holdings, Ltd. (Attached as an exhibit to our Annual Report on Form 10-KSB filed on July 1, 2005 and incorporated herein by reference.).

10.4
April 24, 2006 Employment Agreement between Quest Oil Corporation and James B. Panther II (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.5
April 24, 2006 Employment Agreement between Quest Oil Corporation and Mark L. Baum, Esq. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.6
April 24, 2006 Employment Agreement between Quest Oil Corporation and Joseph Wallen. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.6	2006 Directors Annual Compensation Program. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.7
April 24, 2006 Consulting Agreement between Quest Oil Corporation and Business Consulting Group Unlimited, Inc. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.8
April 24, 2006 Office Space Sublease between Quest Oil Corporation and Business Consulting Group Unlimited, Inc. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.9
April 24, 2006 Settlement Agreement between Darren Hayes and Quest Oil Corporation. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.10
April 24, 2006 Consulting Agreement between Luis Leung and Quest Oil Corporation. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.11
April 24, 2006 Consulting Agreement between Jerry Pence and Quest Oil Corporation. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.12
April 24, 2006 Consulting Agreement between Cameron King and Quest Oil Corporation. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

10.13
February 6, 2006 Participation Agreement between Gaither Asset Management and Quest Oil Corporation (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on February 15, 2006 and incorporated herein by reference).

10.14
September 6, 2006 Promissory Note made by Quest Oil Corporation to Coach Capital, LLC (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 7, 2005 and incorporated herein by reference).

10.15
September 7, 2005 Loan Agreement between John Chan and Quest Oil Corporation (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 7, 2005 and incorporated herein by reference).

10.16
January 21, 2005 Vega Resources, Ltd. Farmout and Option Agreement (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2005 and incorporated herein by reference).

10.17
August 13, 2005 Participation Agreement between Vega Resources, Ltd. and Quest Oil Corporation (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2005 and incorporated herein by reference).

10.18
August 12, 2005 Operator Agreement between Quest Oil Corporation and Transaction Oil & Gas Ventures, Inc. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on August 25, 2005 and incorporated herein by reference).

10.19
August 5, 2005 Membership Interest Exchange Agreement between Joe Wallen, James Templer, William H. Stinson and Quest Oil Corporation (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on August 5, 2005 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

16.1	July 10, 2006 letter from MacKay, LLP (Attached as an exhibit to our Amended Current Report on From 8-K filed with the SEC upon July 11, 2006 and incorporated herein by reference).

31.1	Certification of James B. Panther, II pursuant to Rule 13a-14(a).

31.2	Certification of Joseph F. Wallen pursuant to Rule 13a-14(a).
32.1	Certification of James B. Panther, II pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Wallen pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Evaluation of Gas Reserves Owned by Quest Canada Corp.. in the Arneson Area in the Province of Alberta Effective April 1, 2006.

99.2	Reserve Estimation prepared for Quest Oil Corporation as of March 31, 2006 - Hawk Eye & Midkiff Fields, Eastland County Texas & Nettie Gardner Lease, McCullough County Texas.

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Malone & Bailey, PC as our auditors for the year ended March 31, 2006.

Audit Fees

               Malone & Bailey, PC billed us $30,000 in fees for our annual audit for the year ended March 31, 2006.

               MacKay, LLP, our previous auditor, billed us CDN$20,000 in fees for the review of our quarterly financial statements and various registration statements during the year ended March 31, 2006.

Audit-Related Fees

     We did not pay any fees to Malone & Bailey, PC or to MacKay, LLP for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending March 31, 2006 and March 31, 2005.

Tax and All Other Fees

We did not pay any fees to Malone & Bailey, PC or to MacKay, LLP for tax compliance, tax advice, tax planning or other work during our fiscal years ending March 31, 2006 and March 31, 2005.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Malone & Bailey, PC, and the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2006, and for the year then ended, none of the hours expended on Malone & Bailey, PC’s engagement to audit those financial statements were attributed to work by persons other than Malone & Bailey’s full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

QUEST OIL CORPORATION /s/ Joseph F. Wallen By: Joseph F. Wallen Its: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the capacities and on the dates indicated.

Signatures	Title	Date

/s/ James B. Panther, II James B. Panther, II	Director, President and Chief Executive Officer	August 15 , 2006

/s/ Joseph F. Wallen Joseph F. Wallen	Chief Financial Officer and Director	August 15, 2006

/s/ James Douglas Brown James Douglas Brown	Director	August 15, 2006

QUEST OIL CORPORATION

(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2006 AND 2005

------INDEX------

Auditors’ Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Cash Flow Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Quest Oil Corporation
Carlsbad, California

We have audited the accompanying consolidated balance sheet of Quest Oil Corporation as of March 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of Quest Oil’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Oil Corporation as of March 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Quest Oil Corporation will continue as a going concern. As discussed in note 2 to the consolidated financial statements, Quest Oil has incurred a significant loss for the last fiscal year which raises substantial doubt about Quest Oil’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in note 2. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to the amounts and classification of liabilities that might be necessary should Quest Oil be unable to continue as a going concern.

Malone & Bailey, PC
Houston, Texas
August 11, 2006

QUEST OIL CORPORATION
CONSOLIDATED BALANCE SHEET
March 31, 2006

March 31,
ASSETS	2006

Current assets
Cash	$1,558,146
Accounts receivable	21,501
Prepaids and other current assets	53,293
Total current assets	1,632,940

Oil and gas properties, using the full cost method of accounting
Proved properties	2,468,449
Unproved properties	898,315
Accumulated depreciation, depletion, amortization and impairment	(1,683,654)
Net oil and gas properties	1,683,110

Deferred financing costs	3,459,713

Property and equipment, net of accumulated depreciation of $16,293	188,205

TOTAL ASSETS	$6,963,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$85,298
Accrued liabilities	452,504
Total current assets	537,802

Notes Payable	182,305

Asset retirement obligation	21,000

TOTAL LIABILITIES	741,107

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.001 par value
none issued and outstanding	—
Common stock, 450,000,000 shares authorized, $0.001 par value
67,673,099 shares issued and outstanding	67,673
Additional paid-in capital	17,886,202
Retained deficit	(11,668,361)
Other comprehensive income	(62,653)
TOTAL STOCKHOLDERS' EQUITY	6,222,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,963,968

See notes to the financial statements

QUEST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended March 31, 2006 and 2005

	March 31,	March 31,
	2006	2005
Revenues
Oil and gas sales	$1,722,981	$—
Total revenues	1,722,981	—

Expenses
Production	967,616	—
General and administrative	1,723,480	212,357
Consulting	1,501,988	384,736
Salaries	777,901	467,500
Depreciation, depletion, and amortization	1,213,817	—
Impairment	484,130	—
Total operating expenses	6,668,932	1,064,593

Loss from operations	(4,945,951)	(1,064,593)

Other income (expense)
Interest income	110	941
Interest expense	(4,329,489)	—
Forgiveness of Debt	17,158	66,036
Total other income (expense)	(4,312,221)	66,977

NET LOSS	$(9,258,172)	$(997,616)

Basic and diluted loss per common share	$(0.17)	$(0.05)

Weighted average common shares outstanding	53,511,900	21,634,516

See notes to the financial statements

QUEST OIL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years ended March 31, 2005 and 2006

	Common Stock		Additional		Other	Total
		Par	Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Value	Capital	Deficit	Income	Equity (Deficit)

Balance at March 31, 2004	16,461,920	$16,462	$826,093	$(1,412,573)	$—	$(570,018)

Issuance of common shares in
exchange for debt at $0.25 per share	40,000	40	9,960	—	—	10,000

Issuance of common shares in exchange for
legal, management and consulting fees	11,161,540	11,161	585,552	—	—	596,713

Issuance of common shares for cash	192,300	192	49,808	—	—	50,000

Net Loss for the year ended
March 31, 2005	—	—	—	(997,616)	—	(997,616)

Balance at March 31, 2005	27,855,760	27,856	1,471,413	(2,410,189)	—	(910,920)

Issuance of common shares in exchange
for stock based compensation	6,513,724	6,514	3,240,910	—	—	3,247,424

Issuance of common shares on conversion
of convertible notes with interest	21,949,239	21,949	1,332,211	—	—	1,354,160

Issuance of common shares for acquisition of
Wallstin Petroleum LLC	1,502,000	1,502	61,772	—	—	63,274

Issuance of common shares in exchange for
warrants exercised	9,852,376	9,852	1,614,295	—	—	1,624,147

Discount of notes payable	—	—	6,787,500	—	—	6,787,500

Issuance of warrants for debt fees	—	—	3,378,101	—	—	3,378,101

Loss due to currency translation	—	—	—	—	(62,653)	(62,653)

Net Loss for the year ended
March 31, 2006	—	—	—	(9,258,172)		(9,258,172)

Balance at March 31, 2006	67,673,099	$67,673	$17,886,202	$(11,668,361)	$(62,653)	$6,222,861

See notes to the financial statements

QUEST OIL CORPORATION
Consolidated Statements of Cash Flows
Twelve Months Ended March 31, 2006 and 2005

	March 31,	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,258,172)	$(997,616)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	3,247,424	596,714
Impairment	484,130
Depreciation, depletion and amortization	3,515,475	3,000
Imputed Interest	—	27,965
Forgiveness of debt	(17,158)	(66,036)
Accounts receivable	64,231	(5,000)
Prepaid assets and other	(51,893)	(150)
Accounts payable and accrued expenses	259,216	241,736
Accrued Interest	7,647	—

NET CASH USED IN OPERATING ACTIVITIES	(1,749,100)	(199,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Wallstin	4,581	—
Purchase of equipment	(199,379)	—
Capital expenditures for oil and gas
properties	(3,323,493)	(23,271)

NET CASH USED IN INVESTING ACTIVITIES	(3,518,291)	(23,271)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	6,926,346	—
Payments on notes payable	(1,665,500)	—
Proceeds from warrants exercised -cash portion	1,624,147	—
Proceeds from sale of common stock	—	50,000
Loans advanced	—	176,168
Bank overdraft	—	(313)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,884,993	225,855

LOSS DUE TO CURRENCY TRANSLATION	(62,653)	—

NET CHANGE IN CASH	1,554,949	—

CASH BALANCES
Beginning of period	3,197	—

End of period	$1,558,146	$3,197

SUPPLEMENTAL DISCLOSURE:
Interest paid	$237,500	$—
Income taxes paid	—	—

NON-CASH ACTIVITIES:
Debt converted to common stock	$1,354,160	$10,000
Deferred financing costs	3,378,101	—
Asset retirement obligation	20,000	—
Debt discount	6,787,500	—
Advances from shareholders converted to loans payable	—	342,336

See notes to the financial statements

QUEST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF THE BUSINESS

Quest Oil Corporation (“Quest Oil”) is in the business of acquiring and participating in development stage oil and gas properties around the globe. Quest Oil was incorporated on January 19, 1999 under the laws of the State of Nevada, and its principal executive offices are presently headquartered in Carlsbad, California.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Quest Oil will continue as a going concern. As shown in the accompanying consolidated financial statements, Quest Oil incurred a net loss of $9,258,172 for the period ended March 31, 2006. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Quest Oil cannot continue in existence.

Management intends to finance anticipated ongoing expenses and capital requirements with funds generated from cash provided by operating activities; available cash and cash investments; and capital raised through debt and equity offerings.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies which affect Quest Oil are summarized below:

Principles of Consolidation

These consolidated financial statements include all activity of Quest Oil and its wholly owned subsidiaries: Quest Canada Corporation; Wallstin Petroleum LLC; and Petrostar Oil Services Inc. Quest Canada Corporation was created for the purpose of holding Alberta oil and gas property acquisitions. Wallstin Petroleum LLC was acquired for their management capabilities and contacts in Texas. Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition

Quest Oil records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Quest Oil’s share is treated as a liability. If less than Quest Oil’s share is received, the underproduction is recorded as an asset. Quest Oil did not have an imbalance position in terms of volumes or values at March 31, 2006.

Oil and Gas Activities

Quest Oil follows the full cost method of accounting for its oil and gas activities; accordingly, all costs associated with the acquisition, exploration, and development of oil and gas properties are capitalized within the appropriate cost center. Any internal costs that are capitalized are limited to those costs that can be directly identified with acquisition, exploration, and development activities undertaken by Quest Oil for its own account, and do not include any costs related to production, general corporate overhead, or similar activities.

All capitalized costs within a cost center are depleted on the units-of-production method based on estimated proved reserves attributable to the oil and gas properties owned by Quest Oil.

For each cost center, capitalized costs less accumulated depletion and related deferred income taxes may not exceed the cost center ceiling. The cost center ceiling is equal to the sum of: (a) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing the proved reserves computed using a 10 percent discount factor; (b) the cost of properties not being amortized; (c) the lower of cost or fair market value of unproven properties included in the costs being amortized; and (d) income tax effects related to the differences between the book and tax basis of the properties. Any excess is charged to expense during the period in which the excess occurs.

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

Future site restoration and abandonment costs of Quest Oil’s petroleum and natural gas properties are provided for when a reasonable estimate can be made. The estimated provision is reduced by expected equipment salvage values at the time of the abandonment. The resulting net estimated provision, if any, is charged against earnings over the remaining life of Quest Oil’s reserves on a unit-of production basis. Actual expenditures are applied against the accumulated provision account.

Equipment

Equipment is recorded at historical cost. The straight line method with a half year convention is used for depreciation. Asset life in years is as follows:

Computer equipment	5 years
Furniture	7 years
Well service equipment	7 years
Vehicles	5 years

Long-lived assets

Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset’s carrying amount or fair value less cost to sell.

Cash and Cash Equivalents

Quest Oil considers all highly liquid investments with maturity of three months or less at the date of acquisition to be cash equivalents.

Compensated Absences

Employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors. Quest Oil’s policy will be to recognize the cost of compensated absences when actually paid to employees.

Financial Instruments

All significant financial assets, financial liabilities, and equity instruments of Quest Oil are either recognized or disclosed in these consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk, and credit risk. Where practicable, the fair value of financial assets and financial liabilities have been determined and disclosed; otherwise, only available information pertinent to the fair value has been disclosed.

Deferred Financing Costs

Deferred financing costs are amortized over the length of the underlying debt.

Stock Based Compensation

Quest Oil has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

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

Foreign Currency Transactions

Assets and liabilities in foreign currencies are translated at year-end exchange rates. Revenue and expense items are translated at the average rate of exchange for the year. Gains and losses from foreign currency translation are included in other comprehensive income as part of stockholders’ equity on the balance sheet. All figures presented are in U.S. dollars.

Derivative Instruments

At March 31, 2006, Quest Oil had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

New accounting standards

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Compensation.” SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123R shall be effective for Quest Oil as April 1, 2006. The adoption of this new accounting pronouncement is not currently expected to have a material impact on the financial statements.

Quest Oil does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flows.

4. BUSINESS COMBINATION

On August 5, 2005, Quest Oil purchased Wallstin Petroleum LLC (“Wallstin”), a Texas limited liability company. The members of Wallstin agreed to exchange 100% of their membership interest for a total of 1,502,000 restricted shares of Quest Oil common stock with a value of $727,104.

The consolidated statement of operations includes the results of operations of Wallstin Petroleum LLC for the period from August 5, 2005 to March 31, 2006.

The net assets acquired at fair value are summarized as follows:

Cash	$4,581
Accounts receivable	80,732
Equipment	4,881
Debt	(17,158)

Net assets acquired	$63,274

The excess value of the shares issued was recorded as compensation expense.

5. EQUIPMENT

Equipment consists of the following as of March 31, 2006:

	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$23,049	$2,346	$20,703
Furniture and equipment	102,092	5,795	96,297
Well service equipment	65,000	4,643	60,357
Vehicles	35,641	3,564	32,077

	$225,782	$16,348	$209,434

6. LOANS PAYABLE

Quest Oil has a loan payable for $25,931 as of March 31, 2006. The amount is a consumer loan with interest at 10% per annum and is due on February 24, 2011. The net proceeds of this loan were used to purchase a used Ford F250 pick up truck.

A loan facility of $100,000 has been provided with $95,590 advanced to Quest Oil as of March 31, 2006 with a total of $113,189 owing including interest. The loan is due in three years from the date of the first advance being September 11, 2006 with interest only payable quarterly at 8% per annum, simple interest. To date no interest has been paid on the loan. The principal and interest is convertible into common shares of Quest Oil at $0.05 per share at the option of the lender.

7. SENIOR SECURED CONVERTIBLE NOTES PAYABLE

On October 6, 2005, Quest Oil closed a $8,000,000 financing with 25 accredited investors with the notes released in two tranches with $6,000,000 received on closing and the balance of $2,000,000 to be received upon the successful effectiveness of the registration statement filed with the Securities and Exchange Commission. The investors also have the option to invest up to an additional $2,000,000 and receive a zero coupon note equal to 5% of the total amount invested by each investor.

The senior secured convertible notes bear interest, in arrears, at a rate of 10% per annum, payable annually on October 1 of each year commencing October 1, 2006 at Quest Oil’s option in cash, additional senior secured convertible promissory notes, or registered shares of Quest Oil’s common stock. Commencing on the fifth month following the issuance of the senior secured convertible notes and continuing thereafter on the first business day of each month, Quest Oil is required to pay an amount equal to 1/20th of the original principal amount of the senior secured convertible notes plus accrued but unpaid interest. Payment may be made at Quest Oil’s option in cash or registered shares of Quest Oil’s common stock. If Quest Oil elects to make payment in registered shares of Quest Oil’s common stock, the number of shares issued to the note holder shall be discounted to 87.5% of the average of the closing bid price of the common stock for the ten trading days immediately preceding the payment date. Payment may be made in registered shares of Quest Oil’s common stock only if: (a) the registration statement providing for the resale of the shares of common stock issuable upon conversion of the senior secured convertible notes is effective and has been effective without lapse or suspension of any kind for a period of twenty consecutive calendar days, (b) trading in Quest Oil’s common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which Quest Oil’s common stock is trading), (c) Quest Oil is in material compliance with the terms and conditions of the senior secured convertible notes and other financing documents, and (d) the issuance of the shares to each note holder does not violate the note holder’s 4.9% or 9.9% ownership cap restrictions.

The senior secured convertible notes are convertible at any time at the option of the note holder into such number of fully paid and non-assessable shares of Quest Oil’s common stock as is determined by dividing that portion of the outstanding principal balance plus any accrued but unpaid interest at the date the note holder elects to convert, by the conversion price of $0.40, which is subject to adjustment.

Quest Oil may cause the conversion of the senior secured convertible notes if, at any time following the effective date of the registration statement which registers the shares underlying the notes, the closing bid prices exceeds $0.80 for a period of ten consecutive trading days and the average daily trading volume for such ten consecutive trading day period exceeds 250,000 shares of common subject to certain conditions. Upon mandatory conversion, the principal amount of the senior secured convertible notes plus all accrued and unpaid interest shall convert into a number of fully paid and nonassessable shares of common stock equal to the quotient of the principal amount of the notes plus all accrued and unpaid interest outstanding on the mandatory conversion date, divided by the conversion price in effect on the mandatory conversion date.

So long as the registration statement is effective, in the event that the closing bid price of the common stock is greater than $0.40 and less than $1.25, the maximum number of shares of common stock that may be issued upon conversion of the notes shall not exceed the greater of 25% of the aggregate trading volume for the prior fifteen days or 20% of the original principal amount of the notes.

Prepayment of the senior secured convertible notes may be required at the option of the note holder subject to certain conditions. In addition, so long as 10% of the original principal amount of the notes are outstanding, Quest Oil can require prepayment of the notes by paying in cash, all or portion of the outstanding principal amount of the notes together with all accrued and unpaid interest thereon with thirty days prior written notice to the note holder at a price equal to 125% of the aggregate principal amount of the notes plus any accrued but unpaid interest.

The senior secured convertible notes are secured by a security agreement that grants the investors a secured interest in all of the collateral, as defined in the agreement, of Quest Oil and its subsidiaries until such time as our obligations under the senior secured convertible notes have been meet. In addition to the security agreement, Quest Canada Corp., our wholly owned Canadian subsidiary has entered into a guarantee and indemnity agreement with the investors, whereby Quest Canada Corp. has guaranteed payment of the notes and agreed to indemnify the investors against losses arising from our failure to meet the obligations of the notes. Quest Canada Corp. has also entered into a pledge and debenture agreement with the investors whereby Quest Canada Corp. has pledged $15 million in favor of the investors as a continuing collateral security for the payment and fulfillment of the notes. In addition, Quest Oil and our wholly owned subsidiary, Wallstin Petroleum, LLC have entered into a deed of trust, security agreement, financing statement and assignment of rents and leases with the investors whereby our Texas property, rents, royalties and proceeds have been conveyed to the trustee as collateral security for the notes.

The zero coupon convertible notes, when issued, are also due on October 6, 2007 and have terms which are substantially similar to the senior secured convertible notes; however, the zero coupon convertible notes do not bear interest.

Also in connection with the transaction, Quest Oil issued to each of the note holders, and to the Placement Agent, four types of warrants to acquire shares of our common stock, which are classified as “Series A,” “Series B,” “Series C” and “Placement Agent Series A,” “Placement Agent Series B,” “Placement Agent Series C,” and “Placement Agent Series D” Warrants. As discussed below, all warrants have substantially similar terms and conditions except for the exercise prices, the expiration dates and the absence of a call provision.

Quest Oil issued to each of the note holders and to the Placement Agent, “Series A” warrants entitling the investors and the Placement Agent to acquire an aggregate of 27,500,000 shares of common stock at an exercise price of $0.80 per share with a “cashless exercise” provision. Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, Quest Oil may call the Series A warrants at any time so long as the value of the common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series A warrants issued to the note holders are exercisable for a period of 3 years. The Placement Agent Series A warrants are exercisable for a period of 5 years.

Quest Oil issued to each of the note holders and to the Placement Agent, “Series B” warrants entitling the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of common stock at an exercise price of $0.46 per share with a “cashless exercise” provision. Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, Quest Oil may call the Series B warrants at any time so long as the value of the common stock is greater than $0.56 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series B warrants issued to the note holders are exercisable for a period of 2 years following the effective date of the registration statement providing for the resale of the shares of common stock underlying the warrants and the shares of common stock issuable upon conversion of the notes. The Placement Agent Series B warrants are exercisable for a period of 5 years.

Quest Oil issued to each of the note holders and to the Placement Agent, “Series C” warrants which entitle the investors and the Placement Agent to acquire an aggregate of 13,750,000 shares of common stock at an exercise price of $0.56 per share with a “cashless exercise” provision. The Series C warrants issued to the note holders are exercisable for a period of seven 7 years. There is no call provision in the Series C warrants; however, the Series C warrants are only exercisable for the number of shares of common stock that has been issued to the warrant holder pursuant to the warrant holder’s exercise of its Series B Warrant. The Placement Agent Series C warrants are exercisable for a period of 7 years.

Quest Oil issued to the Placement Agent, Placement Agent “Series D” warrants which entitle the Placement Agent to acquire an aggregate of 2,500,000 shares of common stock at an exercise price of $0.40 per share with a “cashless exercise” provision. The Placement Agent Series D warrants are exercisable for a period of 5 years.

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

Quest Oil has valued the warrants granted at $6,000,000 using the Black-Scholes model; accordingly, the beneficial conversion feature was valued at $6,000,000. These costs have been presented as contra-debt accounts. The value of the warrants is being amortized to interest expense over the life of the notes, being 24 months. Amortization expense for the twelve months ended March 31, 2006 was $643,184. The outstanding principal of the loan payable as of March 31, 2006 was $5,400,000.

8. ASSET RETIREMENT OBLIGATIONS

Quest Oil recognizes the fair value of an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Quest Oil, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Quest Oil records depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. The following table indicates the changes to Quest Oil’s asset retirement obligations for the year ended March 31, 2006:

Balance at March 31, 2005	$-
Liabilities incurred	20,000
Accretion expense	1,000
Balance at March 31, 2006	$21,000

9. PREFERRED SHARES

Quest Oil is authorized to issue up to 50,000,000 preferred shares with a par value of $0.001 per share. The preferred shares do not carry any pre-emptive or preferential rights to subscribe to any unissued stock or any other securities which Quest Oil may be authorized to issue and does not carry voting rights. No preferred shares were issued as of March 31, 2006.

10. COMMON SHARES

Quest Oil is authorized to issue up to 450,000,000 common shares with a par value of $0.001 per share.

On July 16, 2004, the holders of the two convertible promissory notes totalling $10,000 converted the notes and accrued interest into 40,000 common shares of Quest Oil.

On December 1, 2004, Quest Oil issued 5,000,000 shares to the President and the Chief Financial Officer under their employment agreements, for which $250,000 has been recorded as stock based compensation. Pursuant to these agreements, an additional 500,000 shares were to have been issued in February 2005, and the cost of $12,500 is included in accrued liabilities at March 31, 2006.

On March 1, 2005, Quest Oil issued 192,300 shares for cash proceeds of $50,000.

During the year ended March 31, 2005, Quest Oil issued a total of 6,161,540 shares to consultants for services totalling $346,714. Quest Oil has committed to the issuance of an additional 150,000 shares to consultants, and the cost of $7,500 is included in accrued liabilities at March 31, 2006.

During the year ended March 31, 2006, Quest Oil issued common shares as follows:

a.	4,846,057 common shares with a value of $2,067,675 as payment for consulting services.

b.	21,949,239 common shares with a value of $1,354,160 for the conversion of outstanding debt.

c.	1,502,000 common shares with a value of $727,105 for the acquisition of Wallstin Petroleum, LLC.

d.	9,852,376 common shares upon the exercise of warrants for $1,624,147.

e.	1,667,667 common shares with a value of $515,918 as compensation under employment agreements.

11. WARRANTS AND OPTIONS

No options were issued and outstanding at March 31, 2006.

The following warrants were issued and outstanding at March 31, 2006 in connection with the convertible notes issued on May 23, 2005 and which have been paid in full:

	Placement Agent Warrants	Class A Warrants	Class B Warrants	Class C Warrants

Issued	602,663	6,629,293	6,629,293	6,629,293
Exercised	(602,663)	(3,961,540)	(5,821,733)	-

Outstanding	-	2,667,753	807,560	6,629,293

Class A warrants allow the holders to purchase up to 6,026,630 common shares for a period of 15 months at a price of $0.25 per share and in the case of the placement agent Class A warrants to purchase up to 602,663 common shares for a period of 2 years at $0.25 with a “cashless exercise” provision. At March 31, 2006, all the Class A placement agent warrants were exercised.

Class B warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.1503 per share and in the case of the placement agent Class B warrants to purchase up to 602,663 common shares for a period of 2 years at $0.1503 with a “cashless exercise” provision. At March 31, 2006, all the Class B placement agent warrants were exercised.

Class C warrants allow the holders to purchase up to 6,026,630 common shares for a period of 60 months at a price of $0.6533 per share and in the case of the placement agent Class C warrants to purchase up to 602,663 common shares for a period of 2 years at $0.6533 with a “cashless exercise” provision.

Placement agent warrants allow the placement agent to purchase up to 602,663 common shares for a period of 12 months at price of $0.30 per share with a “cashless exercise” provision. At March 31, 2006, all the placement agent warrants were exercised.

The following warrants were issued and outstanding at March 31, 2006 in connection with the senior secured convertible notes issued on October 7, 2005:

	Series A Warrants	Series B Warrants	Series C Warrants	Series D Warrants

Issued	27,500,000	13,750,000	13,750,000	2,500,000
Exercised	-	-	-	-

Outstanding	27,500,000	13,750,000	13,750,000	2,500,000

Series A warrants allow the note holders and the Placement Agent to purchase up to 27,500,000 shares of common stock at an exercise price of $0.80 per share with a “cashless exercise” provision. Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, Quest Oil may call the Series A warrants at any time so long as the value of the common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series A warrants issued to the note holders are exercisable for a period of 3 years. The Placement Agent Series A warrants are exercisable for a period of 5 years.

Series B warrants allow the note holders and the Placement Agent to purchase up to 13,750,000 shares of common stock at an exercise price of $0.46 per share with a “cashless exercise” provision. Subject to certain conditions, including the effectiveness of a registration statement providing for the resale of the common stock underlying the warrants, Quest Oil may call the Series B warrants at any time so long as the value of the common stock is greater than $0.56 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series B warrants issued to the note holders are exercisable for a period of 2 years following the effective date of the registration statement providing for the resale of the shares of common stock underlying the warrants and the shares of common stock issuable upon conversion of the notes. The Placement Agent Series B warrants are exercisable for a period of five years.

Series C warrants allow the note holders and the Placement Agent to purchase up to 13,750,000 shares of common stock at an exercise price of $0.56 per share with a “cashless exercise” provision. The Series C warrants issued to the note holders are exercisable for a period of seven years. There is no call provision in the Series C warrants; however, the Series C warrants are only exercisable for the number of shares of common stock that has been issued to the warrant holder pursuant to the warrant holder’s exercise of its Series B Warrant. The Placement Agent Series C warrants are exercisable for a period of seven years.

Series D warrants allow the Placement Agent to purchase up to 2,500,000 shares of common stock at an exercise price of $0.40 per share with a “cashless exercise” provision. The Placement Agent Series D warrants are exercisable for a period of 5 years.

12. SEGMENT INFORMATION

During the year ended March 31, 2006, Quest Oil’s operating activity was performed in the United States and Canada. Geographical segments are presented as follows:

	U.S.	Canada	Total
Net Revenue	$20,836	$(672,015)	$(651,179)
Administrative expenses	(7,959,006)	(647,987)	(8,606,993)
Income/(loss) for the period	(7,938,170)	(1,320,002)	(9,258,172)
Identifiable assets	$2,076,221	$1,559,668	$3,635,889

13. INCOME TAXES

At March 31, 2006, Quest Oil had cumulative net operating losses of approximately $9,258,172 that may be offset against operating income in future years. No provision for taxes or tax benefits has been reported in these consolidated financial statements as there is not a measurable means of assessing future profits or losses.

14. COMMITMENTS

Quest Oil has signed compensation agreements with companies related to the Chief Executive Officer, Chief Financial Officer and the General Counsel. The compensation agreement with a company related to the former Chief Executive Officer was terminated on February 24, 2006 upon the resignation as the Chief Executive Officer.

Under the agreements with the Chief Executive Officer and General Counsel, Quest Oil is obligated to:

a.	Pay annual fees of $126,000 to be accrued and paid in cash;

b.
Issue 4,000,000 “cashless” common stock purchase warrants. The warrants shall be exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 2,000,000 upon execution of this Agreement and 500,000 shares every 90 days thereafter;

c.
Pay a Profit from Operations Bonus (“POB”), payable quarterly, equal to a 5% carried working interest (“CWI”) from all oil and gas well owned and/or operated by Quest Oil. The POB shall be derived from (i) new CWI revenues from new production, and (ii) increased CWI revenues from existing production, based on the trailing three months CWI revenues from the date of the execution of this Agreement. The CWI revenue calculation shall be based on the difference derived when subtracting (i) taxes, and (ii) royalties from a gross revenue amount. So long as this Agreement provides for a POB, the POB shall be paid for the life of a particular well.

Under the agreement with the Chief Financial Officer, Quest Oil is obligated to:

a.	Pay annual fees of $60,000 to be accrued and paid in cash;

b.
Issue 1,000,000“cashless” common stock purchase warrants. The warrants shall be exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 500,000 warrants every 90 days;

c.
Pay a Profit from Operations Bonus (“POB”), payable quarterly, equal to a 2.5% carried working interest (“CWI”) from all oil and gas well owned and/or operated by Quest Oil. The POB shall be derived from (i) new CWI revenues from new production, and (ii) increased CWI revenues from existing production, based on the trailing three months CWI revenues from the date of the execution of this Agreement. The CWI revenue calculation shall be based on the difference derived when subtracting (i) taxes, and (ii) royalties from a gross revenue amount. So long as this Agreement provides for a POB, the POB shall be paid for the life of a particular well.

Quest Oil has also signed consulting agreements with a number of parties. Under these agreements Quest Oil is obligated to issue 700,000 restricted common shares of which none were issued as at March 31, 2006.

15. SUBSEQUENT EVENTS

On April 24, 2006, our board of directors authorized the issuance of 150,000 of our common stock registered under our 2005 Stock Incentive Plan to the Baum Law Firm for past and present services.

On April 24, 2006, our board of directors authorized the issuance of 525,000 restricted shares of our common stock as compensation to our past directors as follows:

Joseph F. Wallen	200,000 shares
James Irwin	100,000 shares
Douglas Brown	200,000 shares
Douglas Blackman	25,000 shares

On April 24, 2006, our board of directors authorized the issuance of 1,000,000 “cashless” common stock purchase warrants to each of our current directors. The warrants are exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 250,000 warrants every 90 days.

On April 24, 2006, Kruse Consulting Corporation converted an outstanding note owed by us in the amount of $113,818. The note was converted into 2,276,351 restricted shares of our common stock.

On April 24, 2006, we entered into an employment agreement with Mr. Joseph Wallen. Pursuant to the terms of the agreement, we issued to Mr. Wallen 1,000,000 “cashless” common stock purchase warrants to each of our current directors. The warrants are exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 250,000 warrants every 90 days.

On April 24, 2006 we entered into an Operating Agreement with Business Consulting Group Unlimited, Inc. Pursuant to the terms of the agreement we agreed to issue to BCGU 8,000,000 “cashless” common stock purchase warrants to each of our current directors. The warrants are exercisable for a term of 10 years at an exercise price equal to 110% of the closing market price as of April 24, 2006 and shall vest at a rate of 2,000,000 warrants every 90 days.

On April 24, 2006, we entered into a Settlement Agreement with Mr. Darren Hayes concerning his past consulting arrangement with us. Pursuant to the terms of the agreement, we are required to pay Mr. Hayes a total of 225,000 shares of our common stock registered on Form S-8 as follows: 75,000 shares on May 1, 2006, 75,000 shares on June 1, 2006, and 75,000 shares on July 1, 2006.

On April 24, 2006, we entered into a 6 month Consulting Agreement with Luis Leung. Pursuant to the terms of the agreement, we agreed to pay Mr. Leung 250,000 shares of our common stock registered on Form S-8 and cashless common stock purchase warrant to purchase 250,000 shares of our common stock. The warrants are exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006.

On April 24, 2006, we entered into a 6 month Consulting Agreement with Jerry Pence. Pursuant to the terms of the agreement, we agreed to pay Mr. Pence 150,000 shares of our common stock registered on Form S-8 and cashless common stock purchase warrant to purchase 250,000 shares of our common stock. The warrants are exercisable for a term of 5 years at an exercise price equal to 110% of the closing market price as of April 24, 2006.

On April 24, 2006, we entered into a 6 month Consulting Agreement with Cameron King our former CEO and President. Pursuant to the terms of the agreement, we agreed to pay Mr. King 30,000 restricted shares of our common stock payable at a rate of 5,000 per month and profits from our Canadian operations.

On April 24, 2006, King Capital Corporation agreed to assume financial responsibility for our former office space located in Vancouver, Canada.

On April 24, 2006, our board of directors authorized our interim President, Mr. James B. Panther, II with authority to issued up to 100,000 shares of our restricted common stock to certain persons that provided services to the company during the past 30 days without compensation.

16. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

Capitalized Costs

Capitalized costs incurred in property acquisition, exploration, and development activities as of March 31, 2006 are as follows:

Total Capitalized	$3,366,764
Less: Accumulated DD&A	1,683,654
Net Capitalized	$1,683,110

Costs incurred for property acquisition, exploration, and development activities for the year ended March 31, 2006 are as follows:

Acquisition of Properties
Proved	$2,396,194
Unproved	898,315
Exploration Costs & Development Costs	28,984
Asset Retirement Obligation	20,000
Total Costs incurred for property acquisition, exploration and development activities	3,343,493

Results of operations for oil and gas producing activities for the year ended March 31, 2006 are as follows:

Oil & gas sales	$1,722,981
Production costs and exploration expenses	(967,616)
Depreciation, depletion, amortization and impairment	(1,683,654)
(928,289)
Income tax expense	-
Results of operations for oil and gas producing activities (excluding corporate overhead and financing costs)	$(928,289)

Reserve information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of Quest Oil's reserves. Quest Oil emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of Quest Oil's reserves are located in the United States and Canada.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

	2006
	Oil	Gas
	(Bbls)	(Mcf)

Proved Developed Reserves
Beginning of Year	-	-
Purchases of Minerals in Place	40,093	25,101
Production	(670)	(5,642)
End of the Year	39,423	19,459

Standardized Measure of Discounted Future
Net Cash Flows at March 31, 2006
Future Cash Inflows	$3,185,395
Future Production Costs	(1,510,797)
Future Development Costs	(83,600)

Future Gross Cash Flows	1,590,998

Less: 10% annual discount for estimated timing of cash flows	(499,257)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$1,091,741

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended March 31, 2006.

Beginning of Year	$-
Purchases of minerals	3,343,493
Sales of oil and gas produced, net of production costs	(755,365)
Net changes in prices and production costs	(1,496,387)

End of year	$1,091,741