Form 10KSB/A
period 2006-03-31
QUEST OIL CORP
filed 2006-08-17
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

EXPLANATORY NOTE

This Form 10-KSB/A is being filed solely to include the Certifications pursuant to section 906 and 302 of the of the Sarbanes-Oxley Act of 2002.  There are no additional changes to the previously filed Form 10-KSB.