Form 10QSB
period 2006-06-30
QUEST OIL CORP
filed 2006-08-22
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from ___________ to _____________

Commission File Number: 33-90355

QUEST OIL CORPORATION

Nevada	000-26619	90-0281227
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
2038 Corte Del Norgal, Suite 110
Carlsbad, CA 92011
(Address of principal executive offices)

(760) 804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act
          Yes   No X

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On April 24, 2006, we entered into, and our board of directors approved, a 12-month employment agreement with Joseph Wallen to serve as our Chief Financial Officer.

On April 24, 2006, we entered into, and our board of directors approved, a 24-month consulting agreement with Business Consulting Group Unlimited, Inc. Under the terms of the agreement, BCGU will provide the Company with a part-time Controller, bookkeeping, reception, clerical, filing, data management and staffing services.

On April 24, 2006, we entered into, and our board of directors approved, our 2006 Directors Annual Compensation Program.

On April 24, 2006, we entered into, and our board of directors approved, a 3-year sublease agreement with Business Consulting Group Unlimited, Inc., allowing us to have access to the entire BCGU office space.

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

Results of Operations

For the three months ended June 30, 2006, we had a net loss of $3,418,452 compared to a net loss of $411,006 for the previous period ended June 30, 2005. This increase in expenses is a result of the significant increase in operating expenses since we commenced oil and gas operations. Contributing factors for the increased loss are general and administrative expenses of $2,354,352 and depreciation, depletion and amortization of $713,071. In addition, we had limited oil and gas sales of $139,615.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $540,518 compared to $1,558,146 at March 31, 2006. As of July 31, 2006, we have cash of $308,300.

On October 6, 2005, we entered into a convertible note financing transaction with 25 accredited investors pursuant to which the investors agreed to loan us an aggregate principal amount of $8 million. The notes are released in two tranches of which $6 million was received at closing and the balance of $2 million will be released to us upon the successful effectiveness of a Registration Statement. At their election, the investors are also entitled to invest up to an additional $2 million. Each investor received a Zero Coupon Note equal to 5% of total amount invested by each investor. We issued to the investors, senior secured convertible notes, zero coupon convertible notes and common stock purchase warrants.

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

Commencing on the fifth (5th) month following the issuance of the senior secured convertible notes and continuing thereafter on the first (1st) business day of each month we are required to pay an amount to each note holder equal to 1/20th of the original principal amount of the senior secured convertible notes plus any accrued but unpaid interest. Payment may be made at our option in cash or registered shares of our common stock. If we elect to make payments in registered shares of our common stock, the number of shares issued to the note holder shall be discounted to 87.5% of the average of the closing bid price of our common stock for the ten (10) trading days immediately preceding the payment date. Payment may be made in registered shares of our common stock only if: (A) the Registration Statement providing for the resale of the shares of common stock issuable upon conversion of the senior convertible notes is effective and has been effective, without lapse or suspension of any kind, for a period of twenty (20) consecutive calendar days, (B) trading in our common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which our common stock is trading), (C) we are in material compliance with the terms and conditions of the senior secured convertible notes and other financing documents, and (D) the issuance of shares of common stock to each note holder does not violate the note holder’s 4.9% or 9.9% ownership cap restrictions.

The senior secured convertible notes are convertible at any time, at the option of the note holders, into such number of fully paid and non-assessable shares of our common stock as is determined by dividing (x) that portion of the outstanding principal balance plus any accrued but unpaid interest under the notes at the date that the note holder elects to convert by (y) the conversion price of $0.40 which is subject to adjustment.

We may cause the conversion of the senior secured convertible notes if, at any time following the effective date of the Registration Statement which registers the shares underlying the notes, the closing bid price exceeds $0.80 for a period of 10 consecutive trading days and the average daily trading volume for such 10 consecutive trading day period exceeds 250,000 shares of common stock subject to certain conditions. Upon mandatory conversion, the principal amount of the senior secured convertible notes plus all accrued and unpaid interest shall convert into a number of fully paid and nonassessable shares of common stock equal to the quotient of (i) the principal amount of the notes plus all accrued and unpaid interest outstanding on the mandatory conversion date divided by (ii) the conversion price in effect on the mandatory conversion date.

So long as the Registration Statement is effective, in the event that the closing bid price of the common stock is greater than $0.40 and less than $1.25, the maximum number of shares of common stock that may be issued upon conversion of the notes shall not exceed the greater of (1) 25% of the aggregate trading volume for the prior 15 days or (2) 20% of the original principal amount of the notes.

Prepayment of the senior secured convertible notes may be required at the option of the note holder subject to certain conditions. In addition, so long as ten (10%) of the original principal amount of the notes are outstanding, we can require prepayment of the notes by paying in cash, all or portion of the outstanding principal amount of the notes together with all accrued and unpaid interest thereon with 30 days prior written notice to the note holder at a price equal to 125% of the aggregate principal amount of the notes plus any accrued but unpaid interest.

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

We issued to each of the note holders and to the Placement Agent, “Series A” warrants entitling the investors and the Placement Agent to acquire an aggregate of 27,500,000 shares of our common stock at an exercise price of $0.80 per share. The warrants issued to the investors have a “cashless exercise” provision which may be utilized by the holder only if one year has elapsed since the date of issuance of the warrant and a Registration Statement registering the common stock underlying the warrant is not in effect as required. The warrants issued to the Placement Agent have a “cashless exercise” provision which may be utilized by the holder without restriction. Subject to certain conditions, including the effectiveness of a Registration Statement providing for the resale of the common stock underlying the warrants, we may call the Series A warrants at any time so long as the value of our common stock is greater than $1.60 for a period of 10 consecutive days immediately prior to the call notice and the average daily trading volume during the 10 day call notice period exceeds 250,000 shares of common stock. The Series A warrants issued to the note holders are exercisable for a period of three years. The Placement Agent Series A warrants are exercisable for a period of five years.

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

We issued to the Placement Agent, Placement Agent “Series D” warrants which entitle the Placement Agent to acquire an aggregate of 2,500,000 shares of our common stock at an exercise price of $0.40 per share with a “cashless exercise” provision which may be utilized by the holder without restriction. The Placement Agent Series D warrants are exercisable for a period of five years.

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

Equipment

Equipment is recorded at historical cost.  The straight line method with a half-year convention is used for depreciation. Asset life in years is a follows:

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. The disclosure controls and procedures were not effective due to late filing and significant adjustments proposed by our auditors that were recorded related to non-cash debt and equity transactions. We are in the process of implementing procedures to properly account for and disclose the non-cash transactions.

As we reported on our Current Reports on Form 8-K:

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

On July 14, 2006, Chris Phillips, resigned from his position on our board of directors. Currently, our board of directors consists of: James B. Panther, II, Douglas Brown and Joseph Wallen.

We believe that the changes in management described above should have a beneficial impact upon our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

On April 24, 2006, we received a compensation demand from Mr. Stinson claiming wages owed from August 2005 through April 2006. On April 12, 2006, we receive a compensation demand from N.S. Neidell & Associates claiming that we owed him compensation for his services. We do not believe that either Mr. Stinson or Mr. Neidell are legally entitled to the compensation they claim.

Currently, we are not a party to any pending legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported on our Current Reports on Form 8-K filed with the SEC, we did not complete any sales of securities without registration under the Securities Act of 1933 during the quarter ended June 30, 2006.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are required to make monthly principal and interest payments under the terms of our Senior Secured Convertible Promissory Notes. If a Registration Statement registering the shares underlying the notes is not effective, we are required to make the monthly payments in cash instead of registered shares of our common stock. Because a Registration Statement is not effective, we have made the first three required principal and interest payments in cash pursuant to the terms of the notes. However, due to our current cash position, we do not intend to make any additional principal and interest payments in cash to the investors. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of the notes to the investors in the form of registered shares of our common stock. The fact that we have not made the June, July and August 2006 principal and interest payments to our investors in cash means that we are in default under the terms of the notes. The delinquent principal and interest payments total approximately $1,057,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

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

14.1	Code of Business Conduct and Ethics. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

16.1	July 10, 2006 letter from MacKay, LLP (Attached as an exhibit to our Amended Current Report on From 8-K filed with the SEC on July 11, 2006 and incorporated herein by reference).

31.1	Certification of James B. Panther, II pursuant to Rule 13a-14(a).

31.2	Certification of Joseph F. Wallen pursuant to Rule 13a-14(a).

32.1	Certification of James B. Panther, II pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph F. Wallen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1
Evaluation of Gas Reserves Owned by Quest Canada Corp.. in the Arneson Area in the Province of Alberta Effective April 1, 2006. (Attached as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 16, 2006 and incorporated herein by reference).

99.2
Reserve Estimation prepared for Quest Oil Corporation as of March 31, 2006 - Hawk Eye & Midkiff Fields, Eastland County Texas & Nettie Gardner Lease, McCullough County Texas. (Attached as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on August 16, 2006 and incorporated herein by reference).

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

Signatures	Title	Date

/s/ James B. Panther, II	President, Chief Executive Officer, Director	August 21, 2006
James B. Panther, II

/s/ Joseph Wallen	Chief Financial Officer, Director	August 21, 2006
Joseph Wallen

                        ------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

QUEST OIL CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2006 AND MARCH 31, 2006
(Unaudited)

	June 30,	March 31,
ASSETS	2006	2006

Current assets
Cash	$540,518	$1,558,146
Accounts receivable	11,433	21,501
Prepaids and other current assets	29,985	53,293
Total current assets	581,936	1,632,940

Oil and gas properties, using successful efforts accounting
Proved properties	2,566,003	2,468,449
Unproved properties	936,373	898,315
Accumulated depreciation, depletion, amortization and impairment	(1,820,516)	(1,683,654)
Net oil and gas properties	1,681,860	1,683,110

Deferred financing costs	3,046,952	3,459,713
Property and equipment, net of accumulated depreciation of $24,846	191,300	188,205
Other Assets	52,779
TOTAL ASSETS	$5,554,827	$6,963,968

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$266,427	$85,298
Accrued liabilities	32,306	452,504
Total current liabilities	298,733	537,802

Notes Payable	417,378	182,305
Asset retirement obligation	21,000	21,000
TOTAL LIABILITIES	737,111	741,107

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized, $0.001 par value
none issued and outstanding	—	—
Common stock, 450,000,000 shares authorized, $0.001 par value
71,451,266 shares issued and outstanding	71,451	67,673
Additional paid-in capital	19,832,162	17,886,202
Retained deficit	(11,668,361)	(11,668,361)
Other comprehensive income	916	(62,653)
Net Income (Loss)	(3,418,452)
TOTAL STOCKHOLDERS' EQUITY	4,817,716	6,222,861

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,554,827	$6,963,968

See notes to the financial statements
F-1

QUEST OIL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
	2006	2005
Revenues
Oil and gas sales	$139,615	$—
Total revenues	139,615	—

Expenses
Production	105,631	—
General and administrative	2,304,180	352,971
Consulting		58,000
Research and development	11,509	—
Depreciation, depletion, and amortization	713,071	535
Total operating expenses	3,134,391	411,506

Loss from operations	(2,994,776)	(411,506)

Other income (expense)
Interest income	1,330	—
Interest expense	(425,006)	500
Total other income (expense)	(423,676)	500

NET LOSS	$(3,418,452)	$(411,006)

Basic and diluted loss per common share	$(0.05)	$(0.01)

Weighted average common shares outstanding	69,874,686	16,461,920

See notes to the financial statements
F-2

QUEST OIL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2006 and 2005
(Unaudited)
	June 30,	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,418,452)	$(411,006)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation	1,836,549	57,553
Impairment
Depreciation, depletion and amortization	1,126,397	535
Change in:
Accounts receivable	10,068	(500)
Prepaid assets and other	(29,358)	(32,500)
Accounts payable and accrued expenses	102,878	101,702
Accrued Interest	—	(10,000)
NET CASH USED IN OPERATING ACTIVITIES	(371,945)	(294,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,970)	—
Capital expenditures for oil and gas properties	(10,800)	(375,600)
NET CASH USED IN INVESTING ACTIVITIES	(18,770)	(375,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	800,580
Payments on notes payable	(630,831)	—
Loans advanced	—	6,887
NET CASH PROVIDED BY FINANCING ACTIVITIES	(630,831)	807,467

CHANGE DUE TO CURRENCY TRANSLATION	3,918	—

NET CHANGE IN CASH	(1,017,628)	137,651
CASH BALANCES
Beginning of period	1,558,146	3,197
End of period	$540,518	$140,848

SUPPLEMENTAL DISCLOSURE:
Interest paid	$425,006	$—
Income taxes paid	—	—

NON-CASH ACTIVITIES:
Debt converted to common stock	$113,189	$463,773
Issued stock for legal and consulting services	—	57,553

See notes to the financial statements
F-4

QUEST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Quest Oil Corporation (“Quest”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Quest’s latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2005, as reported in the 10-KSB, have been omitted.

NOTE 2 - EQUITY ISSUANCE

During the period ended June 30, 2006, Quest issued common shares as follows:

•	1,501,816 common shares with a value of $309,229 as payment for services.

•	2,276,351 common shares with a value of $455,270 for the conversion of outstanding debt totaling $113,189 and additional expenses of $342,081.

During the quarter ended June 30, 2006, Quest issued warrants as follows:

•	400,000 warrants to consultants for services valued at $76,733. The warrants vested immediately and are exercisable for five years at $0.22 per share.

•
8,000,000 warrants to directors and officers for services valued at $1,534,668. At June 30, 2006, 4,133,333 warrants had vested and Quest recorded expense of $792,912 for the period. The remaining warrants vest evenly over the following 150 days. The warrants are exercisable for five years at $0.22 per share.

•
2,000,000 warrants to directors and officers for services valued at $383,667. At June 30, 2006, 333,333 warrants had vested and Quest recorded expense of $63,944 for the period. The remaining warrants vest evenly over the following 330 days. The warrants are exercisable for five years at $0.22 per share.

The warrants were valued using the Black-Scholes valuation model. Variables used in the Black-Scholes option-pricing model include (1) discount rates of 4.9%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 180% and (4) zero expected dividends.