Form 10QSB
period 2006-09-30
QUEST OIL CORP
filed 2007-01-24
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of January 22, 2006, 77,738,340 shares of our common stock were issued and outstanding.

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

Corporate History

We were originally incorporated in the State of Nevada on January 19, 1999 under the name of Luna Technologies, Inc. We have changed our name several times as follows: Luna Medical Technologies, Inc. (May 31, 1999), Lanwerx Entertainment, Inc. (May 19, 2003), GameState Entertainment, Inc. (September 24, 2003) and Quest Oil Corporation (September 7, 2004). In 2004, we formed Quest Canada Corp., a wholly owned Canadian subsidiary, which was created to serve as a holding company for our anticipated oil and gas projects in Alberta.  In August 2005, we acquired Wallstin Petroleum LLC. In 2005, Petrostar Oil Services Inc. was created for the purpose of servicing the oil and gas properties in Texas.

Recent Developments

    On June 30, 2006, our board of directors approved the dismissal of the firm of MacKay LLP as our certifying accountant. The dismissal was not due to any disagreements between ourselves and MacKay LLP. The reports on our financial statements for either of the past two years provided by MacKay LLP did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles.

    On June 30, 2006, we formally retained the firm of Malone & Bailey, PC to audit our financial statements for the year ended March 31, 2006. At no time prior to our retention of Malone & Bailey, PC, did we, or anyone on our behalf, consult with Malone & Bailey, PC regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.

    On July 14, 2006, Mr. Chris Phillips resigned from his position on our board of directors.

    On July 15, 2006, we engaged The Baum Law Firm, P.C. as special securities counsel.

    On September 12, 2006, we entered into an Assignment of Oil and Gas Lease with Mr. W.A. Walker. The Assignment provides us with a 100% working interest and an 87.5% net royalty interest in the oil, gas and mineral rights in the Kansas Shinkle property, which consists of five oil and gas zones located in the Kansas Cherokee Basin. In connection with the Assignment, we entered into a Purchase and Sale Agreement and a Consulting Agreement with Mr. W.A. Walker. Under the Consulting Agreement, we retained the services of Mr. W.A. Walker who will assist Quest with operations for the next 12 months.

    On September 13, 2006, Mr. Joseph F. Wallen resigned from his positions as our Chief Financial Officer and Director. Mr. Wallen’s resignation was not because of any disagreements with the Corporation on matters relating to its operations, policies or practices. Mr. Wallen will continue to focus on the Company's operations and assume the post of Operations Director.

    On September 14, 2006, our board of directors appointed Mr. Phil Scott, CFA to act as our Chief Financial Officer.

Results of Operations

For the six months ended September 30, 2006, we had a net loss of $1,122,401 compared to a net loss of $12,737,030 for the previous period ended September 30, 2005. This decrease in loss is primarily a result of the significant decrease in the expenses associated with the derivative expense, both derivative interest and change in value of derivatives. In addition, our operating loss increased from $2,233,337 to $2,731.019 which was primarily due to an increase in general and administrative costs during the ramp-up of production. In addition, we had limited oil and gas sales of $215,907.

For the three months ended September 30, 2006, we had a net loss of $25,187 compared to a net loss of $2,875,942 for the previous period ended September 30, 2005. This increase in profitability is a direct result of derivative income and a significant decrease in operating expenses. Contributing factors for the profitability is also the decrease in derivative interest expense. In addition, we had limited oil and gas sales of $76,292.

Liquidity and Capital Resources

At September 30, 2006, we had cash of $271,366 compared to $1,558,146 at March 31, 2006.

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

Assuming the total principal amount of each senior secured note and each zero coupon note held by each of the selling security holders is converted into common stock at a conversion price of $0.40 and all the converted shares are sold in this offering, the outstanding shares will be increased by 20,400,000. Assuming all warrants held by the selling security holders are exercised and all shares underlying the warrants are sold in this offering, the outstanding shares will be increased by an additional 57,500,000.

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

We are required to make monthly principal and interest payments under the terms of our Senior Secured Convertible Promissory Notes. Because a Registration Statement registering the shares underlying the notes is not effective, we are required to make the monthly payments in cash instead of registered shares of our common stock. Because a Registration Statement was not effective, we have been required to make the payments in cash. However, due to our current cash position, we do not intend to make any additional principal and interest payments in cash to the investors. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of the notes to the investors in the form of registered shares of our common stock.

    The fact that we did not make the June through December 2006 principal and interest payments in cash to our investors means that we are currently in default under the terms of the Notes. Such a default may provide the basis for the investors to force the liquidation of our assets. In the case of the liquidation of our assets, our common shareholders will likely lose all of their investment in our common stock.

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

On April 24, 2006, our board of directors authorized our President and Chief Executive Officer, James B. Panther, II, in connection with our March 31, 2006, Annual Report on Form 10-KSB, to engage firms to provide us with new independent reserve report for all of our properties. To date, we have obtained Reserve Reports for our Canadian properties in the Arneson Area of Alberta and for our properties in Kansas. We are currently seeking candidate firms to provide Reserve Reports for our remaining Canadian and Texas properties.

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

We review the terms of convertible debt and equity instruments issued to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity. The Company may also issue options or warrants to non-employees in connection with consulting or other services they provide.

Certain instruments, including convertible debt and equity instruments and the freestanding options and warrants issued in connection with those convertible instruments, may be subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date. These potential cash penalties may require the Company to account for the debt or equity instruments or the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physical or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the lattice pricing model to value the derivative instruments. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, usually using the effective interest method. When the instrument is convertible preferred stock, the dividends payable are recognized as they accrue and, together with the periodic amortization of the discount, are charged directly to retained earnings.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

On July 17, 2006, our board of directors determined that the previously-issued interim financial statements for the three months ended June 30, 2005, September 30, 2005 and December 31, 2005 should not be relied upon because the financial statements do not properly reflect non-cash transactions. These transactions include derivatives related to convertible debt. We intend to file amended Quarterly Reports on Form 10-QSB for the periods ended June 30, 2005, September 30, 2005 and December 31, 2005, March 31, 2006 and June 30, 2006 to restate the affected financial statements previously filed with the Securities and Exchange Commission. This filing includes all cumulative transactions from the derivatives and details of the restatement are included in notes to the financial statements.

Our management team has recently changed.  We are changing our internal controls to require that all non-cash transactions are reviewed quarterly. We will determine whether additional disclosure relating to the non-cash transactions is required at the end of each fiscal quarter.

Stock Based Compensation

The Company has elected to value stock based compensation granted at the fair value as determined using the Black-Scholes option valuation model.

Employees

We currently have three employees among the parent and all subsidiary companies. We intend to hire additional personnel and our employees will be entitled to paid vacation, paid sick days, and personal days off depending on job classification, length of service, and other factors.  Our policy will be to recognize the cost of compensated absences when actually paid to employees.

We have not entered into a collective bargaining agreement with any union.  We have not experienced any work stoppages and consider the relations with the individuals working for us to be good.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure. The disclosure controls and procedures were not effective due to late filing and significant adjustments proposed by our auditors that were recorded related to non-cash debt and equity transactions. We are in the process of implementing procedures to properly account for and disclose the non-cash transactions.

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

On the afternoon of April 10, 2006, a settlement was reached and read into the court record. As a condition for our dismissing the lawsuit, Mr. Stinson agreed, in part, as follows: (i) that Mr. Stinson did not dispute the authority of our board of directors that was appointed in our March 31, 2006 board resolution (which was reported in Section 5.02 of our Current Report on Form 8-K filed on April 7, 2006); (ii) that Mr. Stinson would assist in transferring control of company monies he had control of (and which were “frozen”) into a company account that he was not a signatory; and (iii) that as of the date of the settlement, Mr. Stinson did not claim to be a member of our board of directors or an officer of the company.

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

In October, 2006, Sed-Strat GeoScience Consultant, Inc. filed a petition against Quest Oil Corporation in the County Court at Law No.3, Fort Bend County, Texas. The dispute arose from an alleged unpaid invoice in the amount of $12,131.76 due March 27, 2006 for geological consulting services provided by Sed-Strat. On October 23, 2006, we filed an answer denying liability. We are currently investigating the validity of this claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    On July 3, 2006, we issued 370,000 shares registered on Form S-8 to various outside consultants pursuant to various consulting agreement.

    On August 1, 2006, we issued 100,000 shares registered on Form S-8 pursuant to a settlement agreement in connection with a previous consulting agreement.

    On August 29, 2006, we issued 250,000 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On August 29, 2006, we issued 83,333 shares registered on Form S-8 to an employee pursuant to an employment agreement.

    On August 31, 2006, we issued 50,000 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On September 5, 2006, we issued 180,000 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On September 6, 2006, we issued 50,000 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On September 7, 2006, we issued 136,362 restricted shares to our directors pursuant to the 2006 Directors Annual Compensation Program.

    On September 18, 2006, we issued 500,000 restricted shares pursuant to a purchase and sale agreement to the seller and 200,000 shares registered on Form S-8 pursuant to a consulting agreement to an outside consultant.

    On September 18, 2006, we issued 30,769 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On September 29, 2006, we issued 64,286 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On October 3, 2006, we issued 264,705 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On October 5, 2006, we issued 500,000 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On October 6, 2006, we issued 840,960 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On October 9, 2006, we issued 192,307 shares registered on Form S-8 to an employee pursuant to an employment agreement.

    On October 13, 2006, we issued 1,285,714 shares registered on Form S-8 to an outside consultant pursuant to a consulting agreement.

    On October 17, 2006, we issued 238,638 restricted shares to our directors pursuant to the 2006 Directors Annual Compensation Program.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

We are required to make monthly principal and interest payments under the terms of our Senior Secured Convertible Promissory Notes beginning February 7, 2006. If a Registration Statement registering the shares underlying the Notes is not effective, we are required to make the monthly payments in cash instead of registered shares of our common stock. Because a Registration Statement is not yet effective, we made the first four payments for the months of February, March, April and May, 2006 in cash.

However, due to our current cash position, as of June 7, 2006 we have not made any further payments and are currently in default under the terms of these Notes. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of these Notes to the investors in the form of registered shares of our common stock. The fact that we have not made the June through December, 2006 principal and interest payments to our investors in cash means that we are in default under the terms of these Notes. Such a default may provide the basis for the investors to force the liquidation of our assets. In the case of the liquidation of our assets, our common shareholders will likely lose all of their investment in our common stock.

Pursuant to the Senior Secured Convertible Promissory Notes, our Registration Statement was required to be effective as of April 7, 2006. In the event the Registration Statement is not effective as of the above date, we are in default under the Notes and the interest rate on these Notes increases from 10% to 15%. Although we have filed our Registration Statement with the Securities and Exchange Commission, as of the date of this report it has not been declared effective. Accordingly, as of April 7, 2006 we are in default under the Senior Secured Convertible Promissory Notes and the interest rate on these Notes has increased from 10% to 15%. When our Registration Statement is declared effective, this event of default will be cured and the interest rate will decrease to 10%.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1.1	Articles of Incorporation. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference).

3.1.2	Certificate of Amendment to the Articles of Incorporation (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 29, 2004 and incorporated herein by reference).

3.2	Bylaws. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 7, 1999 and incorporated herein by reference.).

4.1	2004 Stock Incentive Plan (Attached as an exhibit to our Registration Statement on Form S-8 filed on August 5, 2004 and incorporated herein by reference).

10.1
September 12, 2006 Assignment of Oil and Gas Lease between Quest Oil Corporation and W.A. Walker. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 17, 2006 and incorporated herein by reference).

10.2
September 12, 2006 Consulting Agreement between Quest Oil Corporation and W.A. Walker. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on October 17, 2006 and incorporated herein by reference).

10.3	2006 Directors Annual Compensation Program. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

14.1	Code of Business Conduct and Ethics. (Attached as an exhibit to our Current Report on Form 8-K filed with the SEC on May 4, 2006 and incorporated herein by reference).

31.1	Certification of James B. Panther, II pursuant to Rule 13a-14(a).

31.2	Certification of Phillip C. Scott pursuant to Rule 13a-14(a).

32.1	Certification of James B. Panther, II pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Phillip C. Scott pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUEST OIL CORPORATION

/s/ Phillip C. Scott
By: Phillip C. Scott
Its: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ James B. Panther, II	President, Chief Executive Officer, Director	January 24, 2006
James B. Panther, II

/s/ Phillip C. Scott	Chief Financial Officer	January 24, 2006
Phillip C. Scott

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Quest Oil Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	March 31,
	2006	2006
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$ 271,366	$ 1,558,146
Accounts receivable, net	11,409	21,501
Prepaid expenses	92,786	53,293
Total Current Assets	375,561	1,632,940

Oil and Gas Properties, using the full cost method of accounting
Proved properties	2,582,508	2,468,449
Unproved properties	1,018,873	898,315
Less: Accumulated depletion	(1,860,261)	(1,683,654)
Total Oil and Gas Properties	1,741,120	1,683,110

Property and Equipment:
Operating equipment	219,662	204,498
Less: Accumulated depreciation	(33,481)	(16,293)
Total Property and Equipment	186,181	188,205

Deferred financing costs	2,986,189	3,459,713

Total Assets	$ 5,289,051	$ 6,963,968

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 278,743	$ 85,298
Accrued expenses	385,244	478,379
Derivative liabilities	101,136	3,028,767
Notes payable	200,779	182,305
Total Current Liabilities	965,902	3,774,749

Asset retirement obligation	21,000	21,000
Total Liabilities	986,902	3,795,749

Shareholders’ Equity:
Preferred stock - $.001 par value, 50,000,000 shares authorized, none issued and outstanding
Common stock - $.001 par value, 450,000,000 shares authorized, 75,107,123 and 68,773,099 shares issued and outstanding, respectively	75,107	68,773
Additional paid-in capital	24,022,564	21,918,215
Accumulated deficit	(19,805,692)	(18,756,116)
Accumulated other comprehensive income (loss)	10,170	(62,653)
Total Shareholders’ Equity	4,302,149	3,168,219

Total Liabilities and Shareholders' Equity	$ 5,289,051	$ 6,963,968

See accompanying notes to consolidated financial statements.

Quest Oil Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months ended September 30,		For the Six Months ended September 30,
	2006	2005	2006	2005
		(restated)		(restated)

Revenues - oil and gas	76,292	-	215,907	-

Operating Expenses:
Lease Operating	184,505	-	290,137	-
General and administrative	108,277	1,967,235	2,525,634	2,232,267
Research and development	7,100	-	18,609	-
Depreciation, depletion and amortization	38,003	535	112,546	1,070
Total Operating Expenses	337,885	1,967,770	2,946,926	2,233,337

Loss from Operations	(261,593)	(1,967,770)	(2,731,019)	(2,233,337)

Other Income/(Expense)
Interest income	11	-	1,341	-
Interest expense	(295,809)	(746,654)	(1,359,908)	(3,780,610)
Net change in the fair value of derivatives	542,822	(178,676)	2,927,631	(6,740,241)
Other Income (expense)	(10,618)		39,554	-
Gain (Loss) on forgiveness of debt	-	17,158	-	17,158
Total Other Income (Expense)	236,406	(908,172)	1,608,618	(10,503,693)

Net Loss	$ (25,187)	$ (2,875,942)	$ (1,122,401)	$ (12,737,030)

Other comprehensive income (loss) - foreign exchange translation	9,254	39,043	72,823	33,062

Total comprehensive loss	$ (15,933)	$ (2,836,899)	$ (1,049,578)	$ (12,703,968)

Net Loss per Common Share:
Basic	$ (0.01)	$ (0.06)	$ (0.01)	$ (0.32)
Diluted	$ (0.01)	$ (0.06)	$ (0.01)	$ (0.32)

Weighted average common shares outstanding:
Basic	73,747,129	45,057,786	72,520,836	39,757,258
Diluted	73,747,129	45,057,786	72,520,836	39,757,258

See accompanying notes to consolidated financial statements.

Quest Oil Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended September 30,
	2006	2005
		(restated)
Cash Flows From Operating Activities
Net Loss	$ (1,122,401)	$ (12,737,030)
Adjustments To Reconcile Net Loss to Net Cash
Used By Operating Activities:
Debt forgiveness	-	(17,158)
Gain/(Loss) on sale of Assets	12,909	-
Amortization of debt discount	1,311,655	3,813,672
Depletion, depreciation and Amortization	112,546	1,070
Net change in the fair value of derivatives	(2,927,631)	6,740,241
Allowance for Doubtful Accounts	-	5,000
Stock based compensation and stock option expense	1,339,756	-
Stock Issued for Services Rendered	535,825	1,644,883
Change in assets and liabilities:
(Increase)/Decrease in Accounts Receivable	10,092	(19,119)
(Increase)/Decrease in Prepaid Expenses	(39,407)	(29,084)
Increase/(Decrease) in Accounts Payable	130,419	235,861
Net Cash Used by Operating Activities	(636,237)	(361,664)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	(11,000)	(65,000)
Payment for purchase of Wallstin, net of cash acquired	-	4,581
Purchase of oil and gas interest	(10,799)	(1,092,679)
Net Cash Used by Investing Activities	(21,799)	(1,153,098)

Cash Flows From Financing Activities:
Proceeds from financing agreements, net	-	1,265,408
Principal payments on notes payable	(631,512)
Proceeds from sale of stock	-	476,936
Net Cash Provided By Financing Activities	(631,512)	1,742,344

Effect of exchange rates on cash	2,768	-

Net Increase/(Decrease) in Cash	(1,286,780)	227,582

Cash At The Beginning of Period	1,558,146	3,197
Cash At the End Of Period	$ 271,366	$ 230,779

Supplemental Disclosure of Cash Flow Information:
Net Cash Paid During the Year for
Interest	$ -	$ -
Income Taxes	$ -	$ -

See accompanying notes to consolidated financial statements.

QUEST OIL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 - RESTATEMENT

Quest is restating its quarterly financial statements from amounts previously reported from June 30, 2005 through June 30, 2006. Quest has determined that the May, 2005 financing contained derivative financial instruments and were not accounted for properly. In addition, several equity issuances from July, 2005 through June 30, 2006 were not accounted for properly, as well as adjustments made during the year-end audit that affected expenses during the interim periods. Note 2 was added to disclose the effect of the derivative financial instruments and equity issuances and provide information on subsequent changes.

The effect of the (non-cash) changes related to accounting for these derivative financial instruments, equity issuances, and Wallstin purchase corrections on the statement of operations for the three and six months ended September 30, 2006 was an increase in the Company's net loss attributable to common shareholders of $1,334,880 and $10,800,943, respectively. The cumulative effect on the balance sheet as of March 31, 2006 was additional liabilities of $3,054,642. Basic earnings (loss) attributable to common shareholders per share for the three and six month period ended March 31, 2006 increased $0.03 and $0.27 per share, respectively.

Following is a summary of the restatement adjustments:

BALANCE SHEET SUMMARY

	As of March 31, 2006
	Original	Adjustments		Restated

Total Assets	$ 6,963,968			$ 6,963,968

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$ 85,298	-		$ 85,298
Accrued expenses	452,504	$ 25,875	(a)	478,379
Derivative liabilities		3,028,767	(b)	3,028,767
Asset retirement obligations	21,000	-		21,000
Long-term note payable	182,305			182,305
Total Liabilities	741,107	3,054,642		3,795,749

STOCKHOLDERS' DEFICIT
Common stock	67,673	1,100	(c)	68,773
Additional paid-in capital	17,886,202	(1,100)	(c)	21,918,215
		4,033,113	(d)
Accumulated deficit	(11,668,361)	(7,087,755)	(e)	(18,756,116)
Accumulated other comprehensive loss	(62,653)			(62,653)
Total Stockholders' Deficit	6,222,861	(3,054,642)		3,168,219

Total Liabilities and Stockholders' Deficit	$ 6,963,968			$ 6,963,968

(a)	To record accrued expenses associated with board grant to issue 100,000 shares to Cameron King.
(b)	To record derivative liabilities associated with warrants issued as part of the May, 2005 financing.
(c)	To record changes in the number of shares outstanding based on an issuance of 1,000,000 to an investor as part of the conversion of their debt from the May, 2005 financing and the shares noted in (a).
(d)	To adjust the additional paid in capital for derivative instruments previously not considered.
(e)	To adjust retained earnings based on the effective of the derivative instruments associated with the May, 2005 financing

SUMMARY STATEMENT OF OPERATIONS

	For the Three Months ended September 30, 2005				For the Six Months ended September 30, 2005
	Original	Adjustment		Restated	Original	Adjustment		Restated

Total Operating Expenses	$ 1,510,466	$ 457,304	(a)	$ 1,967,770	$ 1,894,791	$ 338,546	(a)	$ 2,233,337

Other Income/(Expense)
Interest expense	(20,596)	(726,058)	(b)	(746,654)	(41,296)	(3,739,314)	(b)	(3,780,610)
Net change in fair value of derivatives	-	(178,676)	(b)	(178,676)	-	(6,740,241)	(b)	(6,740,241)
Gain on forgiveness of debt	-	17,158	(c)	17,158	-	17,158	(c)	17,158
Total Other Income (Expense)	(20,596)	(887,576)		(908,172)	(41,296)	(10,462,397)		(10,503,693)

Net Loss	$ (1,531,062)	$ (1,344,880)		$ (2,875,942)	$ (1,936,087)	$ (10,800,943)		$ (12,737,030)

Net Loss per Common Share:
Basic	$ (0.03)			$ (0.06)	$ (0.05)			$ (0.32)
Diluted	$ (0.03)			$ (0.06)	$ (0.05)			$ (0.32)

(a)	To record increases in stock-based compensation associated with the Wallstin purchase and share issuances previously recorded incorrectly.
(b)	To record the net change in fair value of derivatives associated with the May, 2005 financing and the change in the estimated fair value of the warrants and embedded derivatives.
(c)	Adjustments based on the purchase of Wallstin.

NOTE 3 - EQUITY ISSUANCES

During the six months ended September 30, 2006, Quest issued common shares as follows:

•	3,482,873 common shares with a value of $535,825 as payment for services.

•	2,276,351 common shares with a value of $455,270 for the conversion of outstanding debt totaling $113,189 and additional expenses of $342,081.

•	500,000 common shares with a value of $82,500 for property.

•	75,000 common shares for stock issuance payable with a value of $25,875.

During the six months ended September 30, 2006, Quest issued warrants as follows:

•	150,000 warrants to consultants for services valued at $28,775. The warrants vested immediately and are exercisable for five years at $0.22 per share.

•
9,000,000 options to officers for services valued at $1,525,775. At September 30, 2006, 6,111,110 warrants had vested and Quest recorded expense of $1,036,020 for the period. The remaining 2,888,890 options vest evenly over the following 208 days. The options are exercisable for five years at $0.22 per share.

•
4,000,000 warrants to directors and officers for services valued at $767,334. At September 30, 2006, 1,433,333 warrants had vested and Quest recorded expense of $274,961 for the period and 1,411,111 warrants valued at $270,698 were forfeited. The remaining 1,155,556 warrants vest evenly over the following 208 days. The warrants are exercisable for five years at $0.22 per share.

The warrants were valued using the Black-Scholes valuation model. Variables used in the Black-Scholes option-pricing model include (1) discount rates of 4.9%, (2) expected option life is the actual remaining life of the options as of each period end, (3) expected volatility of 180% and (4) zero expected dividends.

NOTE 4 - CONVERTIBLE DEBENTURES AND DERIVIATIVE LIABILITY

On May 23, 2005, Quest closed a $750,000 financing for net proceeds of $647,423 by issuing twelve-month convertible notes with a face value of $787,500, bearing simple interest at 10% annually, payable upon conversion of the notes, quarterly commencing July 1, 2005,and on the maturity date of May 23, 2006.  The note holders had the right to convert the principal plus accrued interest into our common stock at a price equal to the lesser of $0.30 or seventy percent of the average of the three lowest closing bid prices for the 30 days preceding a conversion.  The conversion price is subject to adjustment in the event shares are issued for consideration less than the exercise price, or certain other corporate events.  The notes can be redeemed by Quest, subject to certain conditions, by payment of 150% of the principal and accrued interest.  The investors and the placement agent received four separate classes of warrants in connection with the convertible notes:

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

The notes were converted into 7,353,756 common shares from July 5, through September 2, 2005. In addition, during the period August 17 through October 25, 2005 the holders of the warrants exercised all but 4,016,572 Class A warrants, 806,380 Class B warrants, and 6,025,449 Class C warrants.

As a result, we have determined that the conversion feature of the senior secured convertible notes and the warrants issued with the senior secured convertible notes are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that Quest record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non−operating, non−cash income or expense at each balance sheet date. Quest estimates fair value using a lattice valuation model. The lattice model values the computed embedded derivative based on a probability weighted discounted cash flow model. The primary determinants of the economic value of the derivative under the lattice model are (1) the price of Quest’s stock, (2) the volatility of Quest’s common stock price, (3) the likelihood that Quest will be required to pay registration delay payments, (4) the likelihood that an event of default or a change in control will occur and (5) the likelihood that Quest common stock will be listed on an exchange. These estimates directly affect the reported amounts of the derivative instrument liabilities. At March 31, 2006, Quest estimated the fair value of the derivative liability at $3,028,767. At September 30, 2006, Quest estimated fair value of the derivative liability at $101,136.

For the six month period ended September 30, 2006 and 2005, Quest recognized the net change in the fair value of derivatives as other income(expense) of $2,927,631 and (6,740,241), respectively.

A summary of the notes payable is as follows:

	September 30, 2006	March 31, 2006
Gross proceeds from notes	$ 6,000,000	$ 6,000,000
Less: Discount	(6,000,000)	(6,000,000)
Less: Principle payments	(1,200,000)	(600,000)
Wallstin notes payable	21,723	21,723
Add: Amortization of discounts	1,379,056	760,582
Carrying value of notes on September 30, 2006	$ 200,779	$ 182,305

NOTE 5 - DEFAULT ON SENIOR SECURITIES AND GOING CONCERN

We are required to make monthly principal and interest payments under the terms of our Senior Secured Convertible Promissory Notes beginning February 7, 2006. If a Registration Statement registering the shares underlying the Notes is not effective, we are required to make the monthly payments in cash instead of registered shares of our common stock. Because a Registration Statement is not yet effective, we made the first four payments for the months of February, March, April and May, 2006.

However, due to our current cash position, as of June 7, 2006 we have not made any further payments and are currently in default under the terms of these Notes. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of these Notes to the investors in the form of registered shares of our common stock. The fact that we have not made the June through December, 2006 principal and interest payments to our investors in cash means that we are in default under the terms of these Notes. Such a default may provide the basis for the investors to force the liquidation of our assets. In the case of the liquidation of our assets, our common shareholders will likely lose all of their investment in our common stock.

Pursuant to the Senior Secured Convertible Promissory Notes, our Registration Statement was required to be effective as of April 7, 2006. In the event the Registration Statement is not effective as of the above date, we are in default under the Notes and the interest rate on these Notes increases from 10% to 15%. Although we have filed our Registration Statement with the Securities and Exchange Commission, as of the date of this report it has not been declared effective. Accordingly, as of April 7, 2006 we are in default under the Senior Secured Convertible Promissory Notes and the interest rate on these Notes has increased from 10% to 15%. When our Registration Statement is declared effective, this event of default will be cured and the interest rate will decrease to 10%.

We have no other commitments from officers, directors or affiliates to provide funding. If we are unable to obtain debt and/or equity financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations. As a result, it may require us to delay, curtail or scale back some or all of our operations.