Form 10QSB
period 2006-12-31
QUEST OIL CORP
filed 2007-02-20
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 33-90355
QUEST OIL CORPORATION

Nevada	000-26619	90-0281227
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification Number)
2038 Corte Del Nogal, Suite 110
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

As of February 19, 2006, 77,738,340 shares of our common stock were issued and outstanding.

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

     On September 14, 2006, our board of directors appointed Mr. Phil Scott, CFA to act as our Chief Financial Officer.

On December 1, 2006 Quest Oil Corporation (“Quest”) entered into a binding Letter of Intent (the “LOI”) with Endeavor Energy Corporation (“Endeavor”). Pursuant to the terms of the LOI, Endeavor will acquire from Quest a non-exclusive license of the seismic data obtained from the Acadia North 3D Seismic Data Acquisition Project covering 10 square miles over our main Canadian project Acadia North (the “Acadia Project”). The licensing fee is Two Hundred and Fifty Thousand Dollars ($250,000 US). Endeavor will pay all costs associated with interpreting the data which will be for internal use only. Quest will retain ownership of all results of the interpretation and internal documents that pertain to the seismic area surveyed.

In addition to the non-exclusive licensing fee, Endeavor will acquire the right to drill and explore the lands associated with the Acadia Project. All Canadian properties currently owned by Quest will remain in Quests name, Endeavor will become operator and abide by the CAPL operators guidelines, subject to amendments or modifications that are acceptable to both Quest and Endeavor. Endeavor will be responsible for bearing the costs associated with these properties.

Quest will receive the right to participate in future operations derived from the existing lands owned and or controlled by Quest and any lands acquired, farmed out and/or joint ventured or where Endeavor’s officers, directors, or affiliates receive an economic benefit from the properties covered within the 3D seismic area and 1 mile outside of the surveyed area.

On February 13, 2007 we received a demand letter for the amount of $6,048,000 plus accrued interest and costs from Howard Gorman at Macleod Dixon indicating that a group of Secured Lenders pursuant to the September 30, 2005 Debenture and Guarantee and Indemnity agreements had appointed the Double U Fund to act as an agent on behalf of the Secured Lenders, and that Macleod Dixon are the solicitors of the Double U Fund. The creditors also alleged that preferential transfers and other fraud took place between Quest and its employees and other insiders. We believe that these allegations have no merit. Quest is in the process of responding to the demand, which we believe is incorrect in the amount of the indebtedness. The outstanding balance at December 31, 2006 was $4,799,999 plus accrued interest.

Results of Operations

For the nine months ended December 31, 2006, we had a net loss of $1,948,341 compared to a net loss of $10,692,130 for the previous period ended December 31, 2005. This decrease in loss is primarily a result of the significant decrease in the expenses associated with the derivative expense, both derivative interest and change in value of derivatives. In addition, our operating loss increased slightly from $2,586,797 to $3,055,899. In addition, we had limited revenues of $485,675.

For the three months ended December 31, 2006, we had a net loss of $825,940 compared to a net profit of $2,029,121 for the previous period ended December 31, 2005. This decrease in profitability is a direct result of derivative expense income and a significant decrease in operating and general and administrative expenses. In addition, we had limited oil and gas sales of $269,768.

Liquidity and Capital Resources

At December 31, 2006, we had cash of $335,787 compared to $1,558,146 at March 31, 2006.

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

Commencing on the fifth (5th) month following the issuance of the senior secured convertible notes and continuing thereafter on the first (1st) business day of each month we are required to pay an amount to each note holder equal to 1/20 th of the original principal amount of the senior secured convertible notes plus any accrued but unpaid interest. Payment may be made at our option in cash or registered shares of our common stock. If we elect to make payments in registered shares of our common stock, the number of shares issued to the note holder shall be discounted to 87.5% of the average of the closing bid price of our common stock for the ten (10) trading days immediately preceding the payment date. Payment may be made in registered shares of our common stock only if: (A) the Registration Statement providing for the resale of the shares of common stock issuable upon conversion of the senior convertible notes is effective and has been effective, without lapse or suspension of any kind, for a period of twenty (20) consecutive calendar days, (B) trading in our common stock has not been suspended by the Securities and Exchange Commission or the OTC Bulletin Board (or other exchange or market on which our common stock is trading), (C) we are in material compliance with the terms and conditions of the senior secured convertible notes and other financing documents, and (D) the issuance of shares of common stock to each note holder does not violate the note holder’s 4.9% or 9.9% ownership cap restrictions.

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

Additional Accounting Disclosures

On July 17, 2006, our board of directors determined that the previously-issued interim financial statements for the three months ended June 30, 2005, September 30, 2005 and December 31, 2005 should not be relied upon because the financial statements do not properly reflect non-cash transactions. These transactions include derivatives related to convertible debt. We have reported the amended the September 2005 financials results within the 10-QSB filed for the period ended September 30, 2006 and have reported amended December 2005 financial results within this 10-QSB. We intend to file amended Quarterly Reports on Form 10-QSB for the periods ended June 30, 2005, March 31, 2006 and June 30, 2006 to restate the affected financial statements previously filed with the Securities and Exchange Commission. This filing includes all cumulative transactions from the derivatives and details of the restatement are included in notes to the financial statements.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

    On April 4, 2006, our board authorized the retention of the law firm of Zimmerman, Axelrad, Meyer, Stern & Wise, P.C. of Houston, Texas to represent the company as litigation counsel. Zimmerman, on behalf of the company, filed a Petition and Application For Temporary Restraining Order, Temporary Injunction and Permanent Injunction, and Request for Order for Deposition to Investigate Claims against our former Chief Operating Officer, William Huntington Stinson, Nana Asomani-Arko and Norman S. Neidell in the 11 th Judicial District in the District Court of Harris County, Texas. The litigation arose from a dispute with our former Chief Operations Officer, William Huntington Stinson, concerning his alleged appointment as a Director, President, and Chief Executive Officer of the company.

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

On January 22, 2007, Cisco Pump, Inc. filed a petition against Quest Oil Corporation in the 91st District Court of Eastland County, Texas. The dispute arose from an alleged unpaid invoice in the amount of $21,715.19 due September 29, 2006 for services provided by Cisco Pump, Inc. As of the date of this filing, we are not required to, and have not filed an answer. We are currently investigating the validity of this claim.

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

On February 13, 2007 we received a demand letter for the amount of $6,048,000 plus accrued interest and costs from Howard Gorman at Macleod Dixon indicating that a group of Secured Lenders pursuant to the September 30, 2005 Debenture and Guarantee and Indemnity agreements had appointed the Double U Fund to act as an agent on behalf of the Secured Lenders, and that Macleod Dixon are the solicitors of the Double U Fund. The creditors also alleged that preferential transfers and other fraud took place between Quest and its employees and other insiders. We believe that these allegations have no merit. Quest is in the process of responding to the demand, which we believe is incorrect in the amount of the indebtedness. The outstanding balance at December 31, 2006 was $4,799,999 plus accrued interest.

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

Signatures	Title	Date

/s/ James B. Panther, II	President, Chief Executive Officer, Director	February 20, 2006
James B. Panther, II

/s/ Phillip C. Scott	Chief Financial Officer	February 20, 2006
Phillip C. Scott

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Quest Oil Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	335,787	1,558,146
Accounts receivable, net	21,276	21,501
Prepaid expenses	82,810	53,293
Total Current Assets	439,873	1,632,940

Oil and Gas Properties, using the full
cost method of accounting
Proved properties	2,565,095	2,468,449
Unproved properties	899,782	898,315
Less: Accumulated depletion	(1,807,822)	(1,683,654)
Total Oil and Gas Properties	1,657,055	1,683,110

Property and Equipment:
Operating equipment	215,640	204,498
Less: Accumulated depreciation	(41,408)	(16,293)
Total Property and Equipment	174,232	188,205

Deferred financing costs	2,855,946	3,459,713

Total Assets	5,127,106	6,963,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	282,917	85,298
Accrued expenses	689,729	478,379
Derivative liabilities	60,630	3,028,767
Notes payable	318,589	182,305
Total Current Liabilities	1,351,865	3,774,749

Asset retirement obligation	21,000	21,000
Total Liabilities	1,372,865	3,795,749

Shareholders' Equity:
Preferred stock - $.001 par value,
50,000,000 shares authorized, none issued
and outstanding
Common stock - $.001 par value,
450,000,000 shares authorized, 77,738,340
and 68,773,099 shares issued and
outstanding, respectively	77,738	68,773
Additional paid-in capital	24,429,561	21,918,215
Accumulated deficit	(20,704,502)	(18,756,116)
Accumulated other comprehensive income
(loss)	(48,601)	(62,653)
Total Shareholders' Equity	3,754,196	3,168,219

Total Liabilities and Shareholders' Equity	5,127,106	6,963,968

See accompanying notes to consolidated financial statements.

Quest Oil Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2006	2005	2006	2005
		(restated)		(restated)

Revenues - oil and gas	269,768	1,126,859	485,675	1,126,859

Operating Expenses:
Lease Operating	29,080	735,131	319,217	735,131
General and administrative	527,707	915,132	3,053,341	2,966,426
Research and development	-	-	18,609	-
Depreciation, depletion
and amortization	37,861	11,029	150,407	12,099
Total Operating Expenses	594,648	1,661,292	3,541,574	3,713,656

Gain(Loss) from Operations	(324,880)	(534,433)	(3,055,899)	(2,586,797)

Other Income/(Expense)
Interest income	690	45	2,031	45
Interest expense	(542,256)	(618,965)	(1,902,164)	(4,564,768)
Net change in the fair
value of derivatives	40,506	3,182,474	2,968,137	(3,557,768)
Other Income (expense)	-		39,554	-
Gain (Loss) on forgiveness
of debt	-	-	-	17,158
Total Other Income
(Expense)	(501,060)	2,563,554	1,107,558	(8,105,333)

Net Profit (Loss)	(825,940)	2,029,121	(1,948,341)	(10,692,130)

Other comprehensive income
(loss) - foreign exchange
translation	(58,771)	14,676	14,052	47,738

Total comprehensive profit (loss)	(884,710)	2,043,797	(1,934,289)	(10,644,392)

Net Loss per Common Share:
Basic	(0.01)	0.03	(0.03)	(0.22)
Diluted	(0.01)	0.03	(0.03)	(0.22)

Weighted average common
shares outstanding:
Basic	77,278,133	63,780,152	74,146,524	47,760,944
Diluted	77,278,133	65,086,410	74,146,524	47,760,944

See accompanying notes to consolidated financial statements.

Quest Oil Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	December 31,
	2006	2005
		(restated)
Cash Flows From Operating Activities

Net Loss	$(1,948,341)	$(10,692,130)
Adjustments To Reconcile Net Loss to
Net Cash
Used By Operating Activities:
Debt forgiveness	-	(17,158)
Gain/(Loss) on sale of Assets	12,909	-
Amortization of debt discount	1,900,737	3,807,668
Depletion, depreciation and
Amortization	150,407	9,099
Net change in the fair value of
derivatives	(2,968,137)	3,557,769
Allowance for Doubtful Accounts	-	5,000
Stock based compensation and stock
option expense	2,257,072	1,855,250

Change in assets and liabilities:
(Increase)/Decrease in Accounts
Receivable	225	(442,162)
(Increase)/Decrease in Prepaid
Expenses	(29,386)	(9,588)
Increase/(Decrease) in Accounts
Payable	57,155	629,390
Net Cash Used by Operating Activities	(567,359)	(1,296,863)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	(11,000)	(159,074)
Payment for purchase of Wallstin, net
of cash acquired	-	4,581
Purchase of oil and gas interest	(10,799)	(2,288,686)
Net Cash Used by Investing Activities	(21,799)	(2,443,179)

Cash Flows From Financing Activities:
Proceeds from financing agreements,
net	-	6,430,085
Principal payments on notes payable	(631,512)
Proceeds from sale of stock	-	1,185,650
Net Cash Provided By Financing
Activities	(631,512)	7,615,735

Effect of exchange rates on cash	(1,688)	-

Net Increase/(Decrease) in Cash	(1,222,359)	3,875,693

Cash At The Beginning of Period	1,558,146	3,197
Cash At the End Of Period	335,787	3,878,890

Supplemental Disclosure of Cash Flow
Information:
Net Cash Paid During the Year for
Interest	-	-
Income Taxes	-	-

Non Cash Transactions Common Shares for assets acquired
Shares Issued for Property Common Shares Issued for Conversion of Debt Common Shares Issued for Accounts Payable

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

NOTE 2 - RESTATEMENT

Quest restated its quarterly financial statements from amounts previously reported from June 30, 2005 through June 30, 2006. Quest has determined that the May, 2005 financing contained derivative financial instruments and were not accounted for properly. In addition, several equity issuances from July, 2005 through June 30, 2006 were not accounted for properly, as well as adjustments made during the year-end audit that affected expenses during the interim periods. This note discloses the effects of the derivative financial instruments and equity issuances and provides information on subsequent changes.

The effect of the non-cash changes related to accounting for these derivative financial instruments, equity issuances, and Wallstin purchase corrections on the statement of operations for the three and nine months ended December 31, 2006 was an increase in the Company's net profit (loss) attributable to common shareholders of $3,424,960 and ($7,360,204), respectively. Basic earnings (loss) attributable to common shareholders per share for the three and nine month period ended December 31, 2006 changed by $0.05 and ($0.15) per share, respectively.

Following is a summary of the restatement adjustments:

SUMMARY STATEMENT OF OPERATIONS

	For the Three Months ended				For the Nine Months ended
	December 31, 2005				December 31, 2005

	Original	Adjustment		Restated	Original	Adjustment		Restated

Total Operating
Expenses	1,665,008	(3,716)	(a)	1,661,292	3,007,447	706,209	(a)	3,713,656

Other
Income/(Expense)
Interest expense	(857,735)	238,770	(b)	(618,965)	(1,451,383)	(3,113,385)	(b)	(4,564,768)
Net change in fair
value of derivatives -	-	3,182,474	(b)	3,182,474	-	(3,557,768)	(b)	(3,557,768)
Gain on forgiveness
of debt	-	-		-	-	17,158	(c)	17,158
Total Other Income
(Expense)	(857,735)	3,421,244		2,563,509	(1,451,383)	(6,653,995)		(8,105,378)

Net Profit (Loss)	(1,381,163)	3,424,960		2,043,797	(3,284,188)	(7,360,204)		(10,644,392)

Net Loss per Common
Share:
Basic	(0.02)			0.03	(0.07)			(0.22)
Diluted	(0.02)			0.03	(0.07)			(0.22)

(a)	To record increases in stock-based compensation associated with the Wallstin purchase and share issuances previously recorded incorrectly.
(b)	To record the net change in fair value of derivatives associated with the May, 2005 financing and the change in the estimated fair value of the warrants and embedded derivatives.
(c)	Adjustments based on the purchase of Wallstin.

NOTE 3 - EQUITY ISSUANCES

During the nine months ended December 31, 2006, Quest issued common shares as follows:

•	3,482,873 common shares with a value of $535,825 as payment for services.

•	2,276,351 common shares with a value of $455,270 for the conversion of outstanding debt totaling $113,189 and additional expenses of $342,081.

•	500,000 common shares with a value of $82,500 for property.

•	75,000 common shares for stock issuance payable with a value of $25,875.

During the nine months ended December 31, 2006, Quest issued warrants as follows:

•	150,000 warrants to consultants for services valued at $28,775. The warrants vested immediately and are exercisable for five years at $0.22 per share.

•
9,000,000 options to officers for services valued at $1,525,775. At December 31, 2006, 6,111,110 warrants had vested and Quest recorded expense of $1,036,020 for the period. The remaining 2,888,890 options vest evenly over the following 208 days. The options are exercisable for five years at $0.22 per share.

•
4,000,000 warrants to directors and officers for services valued at $767,334. At December 31, 2006, 1,433,333 warrants had vested and Quest recorded expense of $274,961 for the period and 1,411,111 warrants valued at $270,698 were forfeited. The remaining 1,155,556 warrants vest evenly over the following 208 days. The warrants are exercisable for five years at $0.22 per share.

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

As a result, we have determined that the conversion feature of the senior secured convertible notes and the warrants issued with the senior secured convertible notes are embedded derivative instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Under the provisions of EITF Issue No. 00−19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the accounting treatment of these derivative financial instruments requires that Quest record the derivatives at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date as a liability. Any change in fair value is recorded as non−operating, non−cash income or expense at each balance sheet date. Quest estimates fair value using a lattice valuation model. The lattice model values the computed embedded derivative based on a probability weighted discounted cash flow model. The primary determinants of the economic value of the derivative under the lattice model are (1) the price of Quest’s stock, (2) the volatility of Quest’s common stock price, (3) the likelihood that Quest will be required to pay registration delay payments, (4) the likelihood that an event of default or a change in control will occur and (5) the likelihood that Quest common stock will be listed on an exchange. These estimates directly affect the reported amounts of the derivative instrument liabilities. At March 31, 2006, Quest estimated the fair value of the derivative liability at $3,028,767. At December 31, 2006, Quest estimated fair value of the derivative liability at $60,630.

For the nine months ended December 31, 2006 and 2005, Quest recognized the net change in the fair value of derivatives as other income (expense) of $2,968,137 and (3,557,768), respectively.

A summary of the notes payable is as follows:
	December 31, 2006	March 31, 2006
Gross proceeds from notes	$ 6,000,000	$ 6,000,000
Less: Discount	(6,000,000)	(6,000,000)
Less: Principle payments	(1,200,000)	(600,000)
Wallstin notes payable	21,723	21,723
Add: Amortization of discounts	1,496,866	760,582
Carrying value of notes on December 31, 2006	$ 318,589	$ 182,305

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

However, due to our current cash position, we have not made any further payments and are currently in default under the terms of these Notes. Making the payments in cash would impair our ability to operate on a day-to-day basis. Should a Registration Statement become effective, we will be able to make any delinquent and future principal and interest payments under the terms of these Notes to the investors in the form of registered shares of our common stock. The fact that we have not made the June through December, 2006 principal and interest payments to our investors in cash means that we are in default under the terms of these Notes. Such a default may provide the basis for the investors to force the liquidation of our assets. In the case of the liquidation of our assets, our common shareholders will likely lose all of their investment in our common stock.

Pursuant to the Senior Secured Convertible Promissory Notes, our Registration Statement was required to be effective as of April 7, 2006. Because the Registration Statement is not effective, we are in default under the Notes and the interest rate on these Notes increases from 10% to 15%. Although we have filed our Registration Statement with the Securities and Exchange Commission, as of the date of this report it has not been declared effective. Accordingly, as of April 7, 2006 we are in default under the Senior Secured Convertible Promissory Notes and the interest rate on these Notes has increased from 10% to 15%. When our Registration Statement is declared effective, this event of default will be cured and the interest rate will decrease to 10%.

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

On February 13, 2007 we received a demand letter for the amount of $6,048,000 plus accrued interest and costs from Howard Gorman at Macleod Dixon indicating that a group of Secured Lenders pursuant to the September 30, 2005 Debenture and Guarantee and Indemnity agreements had appointed the Double U Fund to act as an agent on behalf of the Secured Lenders, and that Macleod Dixon are the solicitors of the Double U Fund. The creditors also alleged that preferential transfers and other fraud took place between Quest and its employees and other insiders. We believe that these allegations have no merit. Quest is in the process of responding to the demand, which we believe is incorrect in the amount of the indebtedness. The outstanding balance at December 31, 2006 was $4,799,999 plus accrued interest.