Form 10QSB/A
period 2007-02-26
QUEST OIL CORP
filed 2007-02-27
CIK 1089104

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Introduction: This Form 10-QSB/A for the quarterly period ended December 31, 2006 is being filed in order to amend incorrect financial statements in the original filing on Form 10-QSB for the quarterly period ended December 31, 2006.

EXPLANATORY NOTE

This amended form 10-QSB/A is being filed to include additional non-cash disclosures on the Consolidated Statement of Cash Flows, to correct the restatement table to Footnote 2 and to improve the presentation of the tables from the original filing on February 20, 2006.

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

Results of Operations

      For the nine months ended December 31, 2006, we had a net loss of $1,948,3411,619,618 compared to a net loss of $10,644,392692,130 for the previous period ended December 31, 2005. This decrease in loss is primarily a result of the significant decrease in the expenses associated with the derivative expense, both derivative interest and change in value of derivatives. In addition, our operating loss increased slightly from $2,586,797 to $3,055,8992,714,228. In addition, we had limited revenues of $485,675.

For the three months ended December 31, 2006, we had a net loss of $825,940570,040 compared to a net profit of $2,029,121043,797 for the previous period ended December 31, 2005. This decrease in profitability is a direct result of derivative expense income and a significant decrease in operating and general and administrative expenses. In addition, we had limited oil and gas sales of $269,768.

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

Signatures	Title	Date

/s/ James B. Panther, II	President, Chief Executive Officer, Director	February 26, 2006
James B. Panther, II

/s/ Phillip C. Scott	Chief Financial Officer	February 26, 2006
Phillip C. Scott

------INDEX------

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Quest Oil Corporation
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2006	2006

ASSETS
Current Assets:
Cash and cash equivalents	$ 335,787	$ 1,558,146
Accounts receivable, net	21,276	21,501
Prepaid expenses	82,810	53,293
Total Current Assets	439,873	1,632,940

Oil and Gas Properties, using the full
cost method of accounting
Proved properties	2,565,095	2,468,449
Unproved properties	899,782	898,315
Less: Accumulated depletion	(1,807,822)	(1,683,654)
Total Oil and Gas Properties	1,657,055	1,683,110

Property and Equipment:
Operating equipment	215,640	204,498
Less: Accumulated depreciation	(41,408)	(16,293)
Total Property and Equipment	174,232	188,205

Deferred financing costs	2,855,946	3,459,713

Total Assets	$ 5,127,106	$ 6,963,968

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 282,917	$ 85,298
Accrued expenses	689,729	478,379
Derivative liabilities	60,630	3,028,767
Notes payable	318,589	182,305
Total Current Liabilities	1,351,865	3,774,749

Asset retirement obligation	21,000	21,000
Total Liabilities	1,372,865	3,795,749

Shareholders' Equity:
Preferred stock - $.001 par value,
50,000,000 shares authorized, none issued
and outstanding
Common stock - $.001 par value,
450,000,000 shares authorized, 77,738,340
and 68,773,099 shares issued and
outstanding, respectively	77,738	68,773
Additional paid-in capital	24,429,561	21,918,215
Accumulated deficit	(20,704,457)	(18,756,116)
Accumulated other comprehensive income
(loss)	(48,601)	(62,653)
Total Shareholders' Equity	3,754,241	3,168,219

Total Liabilities and Shareholders' Equity	$ 5,127,106	$ 6,963,968

See accompanying notes to consolidated financial statements.

Quest Oil Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months ended		For the Nine Months ended
	December 31,		December 31,
	2006	2005	2006	2005
		(restated)		(restated)

Revenues - oil and gas	269,768	1,126,859	485,675	1,126,859

Operating Expenses:
Lease Operating	29,080	735,131	319,217	735,131
General and administrative	213,036	915,132	2,738,670	2,966,426
Research and development	-	-	18,609	-
Depreciation, depletion
and amortization	37,861	11,029	150,407	12,099
Total Operating Expenses	279,977	1,661,292	3,226,903	3,713,656

Gain(Loss) from Operations	(10,209)	(534,433)	(2,741,228)	(2,586,797)

Other Income/(Expense)
Interest income	690	45	2,031	45
Interest expense	(542,256)	(618,965)	(1,902,164)	(4,564,768)
Net change in the fair
value of derivatives	40,506	3,182,474	2,968,137	(3,557,768)
Other Income (expense)	-		39,554	-
Gain (Loss) on forgiveness
of debt	-	-	-	17,158
Total Other Income
(Expense)	(501,061)	2,563,554	1,107,557	(8,105,333)

Net Profit (Loss)	(511,269)	2,029,121	(1,633,670)	(10,692,130)

Other comprehensive income
(loss) - foreign exchange
translation	(58,771)	14,676	14,052	47,738

Total comprehensive profit (loss)	(570,040)	2,043,797	(1,619,618)	(10,644,392)

Net Loss per Common Share:
Basic	(0.01)	0.03	(0.02)	(0.22)
Diluted	(0.01)	0.03	(0.02)	(0.22)

Weighted average common
shares outstanding:
Basic	77,278,133	63,780,152	74,146,524	47,760,944
Diluted	77,278,133	65,086,410	74,146,524	47,760,944

See accompanying notes to consolidated financial statements.
`

Quest Oil Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	December 31,
	2006	2005
		(restated)
Cash Flows From Operating Activities

Net Loss	$ (1,633,670)	$ (10,692,130)
Adjustments To Reconcile Net Loss to
Net Cash
Used By Operating Activities:
Debt forgiveness	-	(17,158)
Gain/(Loss) on sale of Assets	12,909	-
Interest-non cash	362,133
Amortization of debt discount	1,538,604	4,932,088
Depletion, depreciation and
Amortization	150,407	9,099
Net change in the fair value of
derivatives	(2,968,137)	3,557,769
Allowance for Doubtful Accounts	-	5,000
Stock based compensation and stock
option expense	1,339,756	-
Stock Issued for Services Rendered	602,645	1,855,250
Change in assets and liabilities:
(Increase)/Decrease in Accounts
Receivable	225	(442,162)
(Increase)/Decrease in Prepaid
Expenses	(29,431)	(9,588)
Increase/(Decrease) in Accounts
Payable	57,155	629,389
Net Cash Used by Operating Activities	(567,404)	(172,443)

Cash Flows From Investing Activities:
Purchase of Property and Equipment	(11,000)	(159,074)
Payment for purchase of Wallstin, net
of cash acquired	-	4,581
Purchase of oil and gas interest	(10,799)	(2,288,686)
Net Cash Used by Investing Activities	(21,799)	(2,443,179)

Cash Flows From Financing Activities:
Proceeds from financing agreements,
net	-	6,430,085
Principal payments on notes payable	(631,512)
Proceeds from sale of stock	-	1,185,650
Net Cash Provided By Financing
Activities	(631,512)	7,615,735

Effect of exchange rates on cash	(1,688)	-

Net Increase/(Decrease) in Cash	(1,222,404)	5,000,113

Cash At The Beginning of Period	1,558,146	3,197
Cash At the End Of Period	335,742	5,003,310

Supplemental Disclosure of Cash Flow
Information:
Net Cash Paid During the Year for
Interest	-	-
Income Taxes	-	-

Non-cash transactions:
Common shares issued for assets acquired	$ -	$ 75,000
Common shares issued for oil and gas properties	$ 82,500	$ -
Common shares issued for conversion of debt	$ 113,189	$ 463,773
Common shares issued for accounts payable	$ 53,967	$ -

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

NOTE 2 - RESTATEMENT

Quest is restateding its quarterly financial statements from amounts previously reported from June 30, 2005 through June 30, 2006. Quest has determined that the May, 2005 financing contained derivative financial instruments and were not accounted for properly. In addition, several equity issuances from July, 2005 through June 30, 2006 were not accounted for properly, as well as adjustments made during the year-end audit that affected expenses during the interim periods. This nNote 2 was added to discloses the effects of the derivative financial instruments and equity issuances and provides information on subsequent changes.

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

Following is a summary of the restatement adjustments:

SUMMARY STATEMENT OF OPERATIONS

	For the Three Months ended December 31, 2005				For the Nine Months ended December 31, 2005
	Original	Adjustment		Restated	Original	Adjustment		Restated

Total Operating
Expenses	1,665,008	(3,716)	(a)	1,661,292	3,007,447	706,209	(a)	3,713,656

Other
Income/(Expense)
Interest expense	(857,735)	238,770	(b)	(618,965)	(1,451,383)	(3,113,385)	(b)	(4,564,768)
Net change in fair
value of derivatives -	-	3,182,474	(b)	3,182,474	-	(3,557,768)	(b)	(3,557,768)
Gain on forgiveness
of debt	-	-		-	-	17,158	(c)	17,158
Total Other Income
(Expense)	(857,735)	3,421,244		2,563,509	(1,451,383)	(6,653,995)		(8,105,378)

Net Profit (Loss)	(1,381,163)	3,424,960		2,043,797	(3,284,188)	(7,360,204)		(10,644,392)

Net Loss per Common
Share:
Basic	(0.02)			0.03	(0.07)			(0.22)
Diluted	(0.02)			0.03	(0.07)			(0.22)

(a)	To record increases in stock-based compensation associated with the Wallstin purchase and share issuances previously recorded incorrectly.
(b)	To record the net change in fair value of derivatives associated with the May, 2005 financing and the change in the estimated fair value of the warrants and embedded derivatives.
(c)	Adjustments based on the purchase of Wallstin.

NOTE 3 - EQUITY ISSUANCES

During the nine months ended December 31, 2006, Quest issued common shares as follows:

•	3,482,873 common shares with a value of $535,825 as payment for services.

•	2,276,351 common shares with a value of $455,270 for the conversion of outstanding debt totaling $113,189 and additional expenses of $342,081.

•	500,000 common shares with a value of $82,500 for property.

•	75,000 common shares for stock issuance payable with a value of $25,875.

During the nine months ended December 31, 2006, Quest issued warrants as follows:

•	150,000 warrants to consultants for services valued at $28,775. The warrants vested immediately and are exercisable for five years at $0.22 per share.

•
9,000,000 options to officers for services valued at $1,525,775. At September 30December 31, 2006, 6,111,110 warrants had vested and Quest recorded expense of $1,036,020 for the period. The remaining 2,888,890 options vest evenly over the following 208 days. The options are exercisable for five years at $0.22 per share.

•
4,000,000 warrants to directors and officers for services valued at $767,334. At December 31September 30, 2006, 1,433,333 warrants had vested and Quest recorded expense of $274,961 for the period and 1,411,111 warrants valued at $270,698 were forfeited. The remaining 1,155,556 warrants vest evenly over the following 208 days. The warrants are exercisable for five years at $0.22 per share.

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

For the nine months period ended December 31, 2006 and 2005, Quest recognized the net change in the fair value of derivatives as other income (expense) of $2,968,137 and (3,557,768), respectively.

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

Pursuant to the Senior Secured Convertible Promissory Notes, our Registration Statement was required to be effective as of April 7, 2006. BecauseIn the event the Registration Statement is not effective as of the above date, we are in default under the Notes and the interest rate on these Notes increases from 10% to 15%. Although we have filed our Registration Statement with the Securities and Exchange Commission, as of the date of this report it has not been declared effective. Accordingly, as of April 7, 2006 we are in default under the Senior Secured Convertible Promissory Notes and the interest rate on these Notes has increased from 10% to 15%. When our Registration Statement is declared effective, this event of default will be cured and the interest rate will decrease to 10%.

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